Form 10-K
period 2003-12-31
EYETECH PHARMACEUTICALS INC
filed 2004-03-24
CIK 1115285

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-50516

Eyetech Pharmaceuticals, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	13-4104684
(State of incorporation)	(I.R.S. Employer Identification No.)

3 Times Square, 12th Floor

New York, New York 10036
(Address of principal executive offices) (Zip Code)

(212) 997-9241

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:

Common Stock, Par Value $0.01 Per Share
(Title of class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)
of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑

     Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2003: Not applicable because trading of the registrant’s common stock on the NASDAQ National Market did not commence until January 30, 2004.

     The number of shares of registrant’s common stock outstanding on March 23, 2004 was 39,660,272.

     Portions of the registrant’s Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders of the registrant to be held May 12, 2004 are incorporated by reference into Part III of this Form 10-K.

EyetechTM, Eyetech PharmaceuticalsTM and MacugenTM are our trademarks. Each of the other trademarks, trade names or service marks appearing in this document belongs to its respective holder.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that such statements involve risks and uncertainties. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this report, particularly in the “Risk Factors that May Affect Results” section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make. We do not assume any obligation to update any forward-looking statements.

Item 1.	Business

Overview

      Eyetech Pharmaceuticals, Inc. is a biopharmaceutical company that specializes in the development and commercialization of novel therapeutics to treat diseases of the eye. Our initial focus is on diseases affecting the back of the eye, particularly the retina, because we believe that these diseases have the greatest unmet medical need and represent the largest potential market opportunities in ophthalmology. Our most advanced product candidate is MacugenTM (pegaptanib sodium), which we are developing for the treatment of the wet form of age-related macular degeneration, known as AMD, and diabetic macular edema, known as DME. Both AMD and DME are serious diseases of the retina that can lead to severe vision loss and blindness. In the second half of 2001, we initiated two Phase 2/3 pivotal clinical trials of Macugen for the treatment of wet AMD. Based on the results from the first year of these trials, we plan to prepare and file in the third quarter of 2004 an NDA with the FDA seeking marketing approval for the 0.3 mg dose of Macugen for the treatment of wet AMD. The FDA has given “fast track” designation to Macugen for the treatment of both wet AMD and DME. We have entered into a collaboration with Pfizer Inc. to develop and commercialize Macugen for the prevention and treatment of diseases of the eye.

      Wet AMD and DME are two of the leading causes of severe vision loss and blindness in the adult population. In the United States, we estimate that as many as 15 million people suffer from some form of AMD and that there are more than 1.6 million cases of wet AMD. Approximately 200,000 new cases of wet AMD arise each year in the United States. Although wet AMD represents approximately 10% of all AMD cases, it is responsible for up to 90% of the severe vision loss associated with AMD, with a majority of wet AMD patients experiencing severe vision loss in the affected eye within months to two years after diagnosis of the disease. Because AMD generally affects adults over 50 years of age, we expect the incidence of AMD to increase significantly as the baby boom generation ages and overall life expectancy increases.

      In the United States, there are approximately 500,000 people suffering from DME, with approximately 75,000 new cases each year. We expect the incidence of DME in the United States to increase as the number of people with diabetes increases. We believe that the prevalence and incidence of AMD and DME in the European Union are similar to those in the United States. Because the existing treatments for both wet AMD and DME have significant limitations, there is a significant unmet medical need for a new therapy for these diseases.

      We believe that Macugen may provide considerable benefits over the existing therapies for wet AMD and DME because it addresses the abnormal blood vessel growth and blood vessel leakage associated with wet AMD and the blood vessel leakage associated with DME. Significant scientific evidence suggests that the presence in the eye of elevated levels of a protein known as vascular endothelial growth factor, or VEGF, plays an important role in causing this abnormal blood vessel growth and blood vessel leakage. Based on animal tests that we conducted, we believe that Macugen prevents VEGF from binding to its natural receptor, thereby inhibiting such abnormal blood vessel growth and blood vessel leakage.

      In December 2002, we entered into our collaboration with Pfizer under which we and Pfizer are jointly completing the development of Macugen and have agreed to co-promote Macugen in the United States. We have granted Pfizer the exclusive right to develop and commercialize Macugen outside the United States pursuant to a royalty-bearing license. Under the collaboration, we are entitled to participate in the United States in detailing Pfizer’s product, Xalatan, for the treatment of glaucoma.

      We are led by a team of experienced pharmaceutical industry executives and recognized experts in ophthalmology and vision research. We believe that this team provides us with a significant complement of capabilities in the discovery, development and commercialization of novel therapies to treat diseases of the eye.

      We were incorporated under the laws of the State of Delaware in February 2000.

Our Business Strategy

      Our mission is to develop and commercialize novel therapeutics to treat diseases of the eye, with an initial focus on diseases of the back of the eye. The key elements of our strategy in support of this mission are to:

•	Maximize Commercial Potential of Macugen. We are devoting most of our efforts to completing the clinical and regulatory development of Macugen and preparing for the commercial launch of the product. Based on the results of the first year of our Phase 2/3 pivotal clinical trials, we plan to prepare and file an NDA in the third quarter of 2004 with the FDA covering Macugen for the treatment of wet AMD. We are also exploring the application of Macugen to a range of additional ophthalmic indications.

•	Establish Specialized Ophthalmic Sales and Marketing Capabilities. We are in the process of establishing focused domestic sales and marketing capabilities for Macugen, Xalatan and other ophthalmic products that we may develop or acquire. Based on our examination of the membership lists of three prominent organizations for retinal specialists, The Macula Society, The American Society of Retina Specialists and the Retina Society, we estimate that there are approximately 1,400 identifiable retinal specialists in the United States who perform most of the medical procedures involving back of the eye diseases. We plan to target most of our sales and marketing efforts at these specialists. In selling and marketing Macugen in the United States, our personnel will collaborate with Pfizer, which has substantial sales and marketing capabilities and will have primary responsibility for promoting this product in the domestic market to general ophthalmologists.

•	Develop Alternative Drug Delivery Technologies. We are working to develop or acquire alternative technologies for the administration of drugs to the back of the eye. We believe that these new drug delivery technologies could facilitate the use of Macugen and other drugs as chronic or even preventative treatments for various back of the eye diseases.

•	Identify New Ophthalmic Products. We have established an internal research program with the goal of discovering and validating new ophthalmic disease targets and developing novel therapies for the treatment of ophthalmic diseases. We are also seeking to license or otherwise acquire the rights to potential new drugs and drug targets for the treatment of ophthalmic disease.

•	Explore Additional Non-Ophthalmic Indications for Macugen. Third party preclinical and clinical research suggests that VEGF plays a key role in some non-ophthalmic diseases, particularly some types of cancer and psoriasis. We are using our preclinical research expertise to evaluate whether the anti-VEGF characteristics of Macugen and the underlying stability of its active molecule may make it a suitable local treatment for these and other diseases. For indications outside of ophthalmology, we may seek collaborators or licensees for drug development and commercialization.

Eye Disease

      The human eye possesses focusing elements in the front, the cornea and lens, and a light-sensing element in the back, the retina. Light falls on the photoreceptors that are part of the retina, called rods and cones, and is converted into electrical energy, which travels via the optic nerve to the brain. The central most portion of the retina is the macula, which is the region responsible for seeing color and the acute central vision necessary for activities such as reading, face recognition, watching television and driving. The brain processes the complex signals sent from the retina into vision. The following diagram illustrates the principal elements of the anatomy of a healthy eye, including a detailed cross-section of the back of the eye.

      Eye disease can be caused by many factors and can affect both the front and back of the eye. In its most extreme cases, eye disease can result in either partial or total blindness. In the developed world, the major diseases that result in blindness are those affecting the retina, including AMD, diabetic retinopathy, of which DME is a manifestation, and glaucoma. These diseases deny patients of their sight, and, as a result, their ability to live independently and perform daily activities.

Age-Related Macular Degeneration

      AMD is a chronic, progressive disease of the macula that results in the loss of central vision. The most common symptoms are a central blurred or blank spot, distortion of objects or simply blurred vision. Peripheral vision usually remains intact. The disease typically affects patients initially in one eye, with a high likelihood of it occurring in the second eye over time. Because AMD is strongly correlated with aging, we believe that it is likely for the disease to recur, notwithstanding treatment, as the aging process continues. Thus, patients who have been administered the existing therapies for AMD frequently have required retreatment.

      AMD is the leading cause of severe vision loss and blindness in patients over the age of 50 in the developed world. According to the Macula Vision Research Foundation, as many as 15 million people in the United States suffer from some form of AMD, with more than 1.6 million experiencing the active blood vessel growth and blood vessel leakage associated with wet AMD. In addition, AMD Alliance International reports that approximately 200,000 new cases of wet AMD arise each year in the United States. According to the Centers for Disease Control and Prevention, or CDC, the rate of AMD increases sharply with age, from 18% among people 70-74 years of age to 47% among people 85 years and older. According to the U.S. census bureau, the number of people in the United States aged 50 or older is approximately 80 million and is expected to increase by approximately 40% over the next two decades. We expect that this increase in the number of elderly people will result in a significant increase in the number of cases of AMD in the United States.

      There are two forms of AMD, “dry” AMD and “wet” AMD.

•	Dry AMD. Dry AMD is the most common form, representing approximately 90% of all AMD cases. However, dry AMD accounts for only 10% of the severe vision loss associated with AMD. Dry AMD is characterized by the development of yellow-white deposits under the retina, known as drusen, and sometimes the deterioration of the retina, although without abnormal blood vessel growth and bleeding. There is no generally accepted treatment for dry AMD, although vitamins, antioxidants and zinc supplements may slow its progression. Over time, dry AMD cases often develop into wet AMD.

•	Wet AMD. Wet AMD represents approximately 10% of all cases of AMD, but is responsible for up to 90% of the severe vision loss associated with the disease. Wet AMD occurs when new blood vessels from the tissue layer in the eye just beneath the retina, called the choroid, invade into the retinal layers through a membrane known as Bruch’s membrane. This abnormal blood vessel growth generally is known as angiogenesis and, in the context of wet AMD, is called choroidal neovascularization. These new blood vessels tend to be fragile and often bleed and leak fluid into the macula, resulting in loss of vision. Untreated, this blood vessel growth and leakage can lead to scarring and, eventually, to the destruction of the macula. The majority of patients with wet AMD experience severe vision loss in the affected eye within months to two years after diagnosis of the disease.

      The following diagram is a detailed cross-section of the back of the eye as affected by wet AMD.

      The abnormal blood vessel growth of wet AMD can be located either directly under the area at the center of the macula, known as the fovea, or away from the fovea. Wet AMD that occurs directly under the fovea is known as subfoveal wet AMD. Wet AMD that occurs elsewhere in the macula is known as either extrafoveal or juxtafoveal wet AMD. The fovea is responsible for the ability to see fine detail and color. More than 90% of wet AMD cases are subfoveal.

      Subfoveal wet AMD is divided into three principal subtypes based on the pattern of the abnormal blood vessels, or lesions, as seen in the retina through an imaging procedure known as angiography. The classic pattern consists of well-defined abnormal blood vessels with distinct edges. In the occult pattern, the edges of the abnormal blood vessels are more poorly demarcated and diffuse. The principal subtypes of subfoveal wet AMD, based on the patterns of the abnormal blood vessels, are the following:

•	Predominantly Classic. In the predominantly classic subtype, classic blood vessels comprise more than 50% of the patient’s lesion. We estimate that this subtype accounts for approximately 25% of the cases of subfoveal wet AMD and generally has the most aggressive disease pathology, leading to more rapid vision loss than the other subtypes.

•	Minimally Classic. In the minimally classic subtype, classic blood vessels comprise from 1% to 49% of the patient’s lesion. We estimate that this subtype accounts for approximately 35% of the cases of subfoveal wet AMD and generally has a less rapid rate of vision loss than the predominantly classic subtype, but a more rapid rate than the occult subtype.

•	Occult. In the occult subtype, all of the patient’s abnormal blood vessels are of the occult pattern. We estimate that this subtype accounts for approximately 40% of the cases of subfoveal wet AMD and generally has a less rapid rate of vision loss.

      We based the foregoing estimates of the percentages of patients suffering from each subtype on a survey of ophthalmologists that we conducted. This estimate is also supported by the enrollment data from our Phase 2/3 pivotal clinical trials.

      In the United States, there is an FDA-approved therapy only for the predominantly classic subtype of wet AMD. In the European Union, there is an approved therapy for only the predominantly classic and occult subtypes. As a result, we estimate that the approved therapy is only indicated for approximately 25% of United States patients and 65% of European patients, thus leaving a significant unmet medical need for the balance.

Diabetic Macular Edema

      DME is a complication of diabetic retinopathy, a disease affecting the blood vessels of the retina. Diabetic retinopathy results in multiple abnormalities in the retina, including retinal thickening, hemorrhages, impeded blood flow, excessive leakage of fluid from blood vessels and, in the final stages, abnormal blood vessel growth. This blood vessel growth can lead to large hemorrhages and severe retinal damage. When the blood vessel leakage of diabetic retinopathy causes swelling in the macula, it is referred to as DME. The principal symptom of DME is a loss of central vision. Risk factors associated with DME include poorly controlled blood glucose levels, high blood pressure, abnormal kidney function causing fluid retention, high cholesterol levels and other general systemic factors.

      According to the World Health Organization, diabetic retinopathy is the leading cause of blindness in working age adults and a leading cause of vision loss in diabetics. The American Diabetes Association reports that there are approximately 18 million diabetics in the United States and approximately 1.3 million newly diagnosed cases of diabetes in the United States each year. Prevent Blindness America and the National Eye Institute estimate that in the United States there are over 5.3 million people aged 18 or older with diabetic retinopathy, including approximately 500,000 with DME. The CDC estimates that there are approximately 75,000 new cases of DME in the United States each year.

Limitations of Currently Available Therapies for Wet AMD

      The two therapies currently available for the treatment of wet AMD are photodynamic therapy and thermal laser treatment.

      Photodynamic Therapy. Photodynamic therapy involves the use of a light-activated drug, or photosensitizer, named Visudyne® to treat wet AMD. The therapy involves a two-step process in which the drug is administered systemically by intravenous infusion and then a dose of low energy light is delivered to the target site to activate the photosensitizer and destroy the newly grown abnormal blood vessels. Worldwide sales of Visudyne in 2003 were approximately $357 million.

      Visudyne therapy has an important therapeutic indication limitation in that it is approved in the United States only for the treatment of the predominantly classic subtype of subfoveal wet AMD and in the European

Union only for the treatment of the predominantly classic and occult subtypes of subfoveal wet AMD. However, in January 2004, the Centers for Medicare & Medicaid Services issued a decision stating its intention to expand reimbursement for Visudyne therapy to include coverage for its use in the treatment of the minimally classic and occult subtypes, but only in situations in which the patient’s lesions are small (less than 4 disc areas) at the time of initial treatment or within three months prior to initial treatment and have shown evidence of progression within the three months prior to initial treatment. We expect this change to go into effect on July 1, 2004.

      Visudyne therapy also has a number of clinical shortcomings, including side effects such as photosensitivity and back pain. In the pivotal clinical trial of Visudyne, approximately 91% of the patients who received Visudyne for the treatment of wet AMD experienced a recurrence of the condition within three months of treatment, necessitating retreatment. Furthermore, the method of administering this therapy requires the physician to invest in expensive laser equipment and retain paramedical personnel to assist in the intravenous infusion of the photosensitizer.

      Thermal Laser Treatment. Thermal laser treatment, also known as photocoagulation, for the treatment of wet AMD entails the use of a high-energy laser to destroy the abnormal blood vessels that are growing and leaking in the macula. This is a surgical procedure and is not subject to FDA approval. Because the lasered portions of the retina are irreversibly destroyed, thermal laser treatment generally is used only for the minority of wet AMD patients with the extrafoveal and juxtafoveal forms of the disease, in which the abnormal blood vessel growth and vessel leakage occur away from the center of the macula. Thermal laser treatment is generally not used for subfoveal wet AMD because of the risk of immediate and permanent vision loss resulting from the laser burns to the center of the macula. Approximately 50% of the patients who receive thermal laser therapy for the treatment of wet AMD experience recurrence of the condition during the ensuing year as a result of regrowth of the abnormal blood vessels. In addition, patients treated with thermal laser therapy frequently experience blind spots, known as scotomas, as a result of the destruction of the area of the retina where the treatment is administered.

Limitations of Currently Available Therapies for DME

      There is no approved drug therapy for DME in the United States or the European Union. The current therapies for the treatment of DME are thermal laser treatment and steroid treatment administered by physicians on an off-label basis.

      Thermal Laser Treatment. Thermal laser treatment does not result in an improvement in vision in most patients, and some patients continue to lose vision. As discussed above, thermal laser treatment results in focused, localized destruction of portions of the retina. As a result, patients treated with this procedure frequently experience scotomas.

      Steroid Therapy. Some physicians recently have begun to treat DME on an off-label basis with injections of corticosteroids into the vitreous, the jelly-like fluid that fills the back of the eye. This method of administering drugs to the back of the eye is known as intravitreal injection. The efficacy of steroid therapy for DME is unknown. Based on the product labels for steroids and numerous published studies, we believe that steroid therapy for DME may have a number of significant side effects that can lead to loss of vision, including worsening of cataracts and steroid-induced glaucoma. The steroids typically used for this treatment are off patent and inexpensive.

Macugen

      We are developing Macugen as a novel therapy for the treatment of wet AMD and DME. Based on research regarding the pathologies of wet AMD and DME, our knowledge of the mechanism of action of Macugen and the molecular and clinical attributes of this product candidate, we believe that Macugen will overcome many of the limitations of the existing therapies for wet AMD and DME.

      Mechanism of Action. The active pharmaceutical ingredient in Macugen is a chemically synthesized aptamer that binds to, and inhibits the function of, VEGF. An aptamer is a single strand of nucleic acid that binds with specificity to a particular target, such as VEGF. VEGF is a protein that has been shown to play an important role in the abnormal blood vessel growth and blood vessel leakage associated with wet AMD and the blood vessel leakage associated with DME. In multiple preclinical studies in animals, VEGF has been shown to be associated with blood vessel growth and leakage in the eye. In addition, in numerous animal species, anti-VEGF agents have inhibited blood vessel formation and leakage in multiple blood vessel layers of the eye, including the iris, the retina and the choroid. In substantial human clinical research, VEGF concentrations in eyes afflicted with wet AMD or DME were found to correlate with the presence and severity of these diseases.

      The following diagram illustrates how we believe VEGF is blocked from binding with its natural receptor after Macugen binds with VEGF.

      Method of Administration. Macugen is currently administered by intravitreal injection. Before a physician administers the injection of Macugen, the patient receives a pre-injection preparation consisting of a broad-spectrum antibiotic and/or iodine-based topical anti-bacterial followed by topical numbing drops and/or a superficial pre-injection of a local anesthetic to numb the eye. This procedure can be administered by a skilled clinician and can be completed in a typical office visit or other outpatient setting. By injecting this medication into the vitreous, the physician delivers Macugen directly to the affected eye. Intravitreous injections are commonly used in many other therapies for eye disorders, including antibiotic and steroid therapies.

      Specificity. In humans, there are at least five subtypes, or isoforms, of VEGF. Based on preclinical in vitro and animal studies that we have conducted, we believe that two of these VEGF isoforms, isoforms 165 and 121, are present in the eye in meaningful levels. In these studies, elevated levels of the animal counterpart of human isoform 165 was required for abnormal blood vessel growth in the retina. We believe that the unique shape of the Macugen aptamer allows it to bind to VEGF isoform 165 with high specificity through a lock and key type mechanism. In multiple animal models of pathological ocular vessel growth and leakage, we found that the animal counterpart of VEGF isoform 165 was specifically increased in animals with these conditions. In these tests, we also found that Macugen binding with the animal counterpart of isoform 165 was highly effective in inhibiting abnormal blood vessel growth in the retina. Macugen did not bind with the animal counterpart of isoform 121 to any significant degree. In an animal study conducted by us involving a direct comparison with a VEGF inhibitor that blocks all isoforms, Macugen was as effective at inhibiting abnormal blood vessel growth in the retina as the other VEGF inhibitor. Conversely, in these tests, Macugen did not affect the normal vessels of the retina whereas the pan-VEGF isoform inhibitor altered their growth and survival.

      Anti-permeability. VEGF is a very strong inducer of blood vessel permeability. For example, in animal tests VEGF has been shown to be 50,000 times more potent than histamine, the molecule commonly associated with blood vessel leakage related to allergies. Also in animal tests, it has been shown that VEGF is required for the blood vessel permeability associated with wet AMD and diabetic retinopathy. In addition to its anti-angiogenic property of inhibiting abnormal blood vessel growth, Macugen has been shown in animal tests to inhibit blood vessels from leaking into the retina. By preventing blood vessel leakage as well as abnormal blood vessel growth, Macugen offers a potential two-pronged approach to the treatment of wet AMD. By preventing blood vessel leakage, Macugen also offers a potential treatment for DME. In animal models of diabetes-related blood vessel leakage, the animal counterpart of isoform 165 was specifically increased in the retina. This is the isoform that is selectively inhibited by Macugen in animal models.

      No Observed Immunogenecity. Aptamers in general tend not to trigger adverse immune responses. To date, we have not observed any meaningful clinical immunologic reactions to Macugen.

      Stability and Attractive Pharmacokinetic Profile. Macugen is a PEGylated molecule, which means that a molecule of polyethylene glycol is attached to the strand of nucleic acid. This PEGylation increases the half-life of the product, which in turn increases the time that Macugen actively targets the disease site. This may allow for less frequent dosing. The unPEGylated Macugen aptamer also demonstrates high stability under various temperature and pH levels, which suggests that the aptamer may be suitable for administration via different delivery methods.

Clinical Development of Macugen

      We are conducting two Phase 2/3 pivotal clinical trials for the use of Macugen in the treatment of wet AMD and a Phase 2 clinical trial of Macugen for the use of Macugen in the treatment of DME. We are also conducting or planning to conduct a number of additional trials of Macugen. The following table summarizes our material ongoing and planned clinical trials of Macugen.

					First Patient	Number of	Enrollment
Indication	Trial Name	Phase	Objectives	Geography	Enrolled	Patients	Status

AMD	EOP 1003	2/3 (Pivotal)	Safety Dose finding Efficacy	International (including U.S.)	October 2001	612	Year one complete; continuation study ongoing
	EOP 1004	2/3 (Pivotal)	Safety Dose finding Efficacy	North America	August 2001	578	Year one complete; continuation study ongoing
	EOP 1006	2	Pharmacokinetics Safety Efficacy	North America	January 2003	147	Fully enrolled
DME	EOP 1005	2	Dose finding Safety Proof of concept	International (including U.S.)	October 2002	169	Fully enrolled
Retinal Vein Occlusion	EOP 1011	2	Safety Dose finding Proof of concept	North America	2004	50-100	Pending

Clinical Trials for the Treatment of Wet AMD

Phase 2/3 Pivotal Clinical Trials

      Trial Design. In the second half of 2001, we initiated two Phase 2/3 pivotal clinical trials for the use of Macugen in the treatment of subfoveal wet AMD. We are conducting one of these trials in North America and one primarily outside North America. We have enrolled 578 patients in the North American trial and 612 patients in the international trial. Retinal specialists at 117 leading medical centers are participating in these two Phase 2/3 clinical trials.

      We designed the enrollment criteria for the trials to assess the treatment effect of Macugen in a broad patient population. Both trials enrolled patients with subfoveal wet AMD of all three lesion subtypes, with a wide range of lesion sizes and with a variety of other lesion characteristics. Patients who had previously received subfoveal thermal laser therapy or who had significant subfoveal scarring or atrophy were not eligible to participate in the trials.

      Prior to enrollment in the studies, we measured each patient’s visual acuity to establish a baseline. Patients with a broad range of baseline visual acuity were included in both trials. To qualify for enrollment, the visual acuity in the patient’s study eye had to be between 20/40 and 20/320. Visual acuity in the patient’s other eye had to be better than or equal to 20/800. In these trials, visual acuity is measured as the number of letters that the patient can read on the Early Treatment Diabetic Retinopathy Study, or ETDRS, eye chart. This is the standard eye chart used in these types of trials. Five letters on the ETDRS eye chart equates to one line of visual acuity.

      To ensure that uniform criteria were applied in characterizing patients’ lesions, we engaged the Wilmer Technology Assessment Program, part of the Wilmer Eye Institute at Johns Hopkins University School of Medicine, to review the angiogram of each patient’s affected eye. Through the use of this centralized reading center, we were able to confirm patient eligibility and properly classify patients by wet AMD subtype before enrolling them in the study.

      In these pivotal trials, we randomly assigned patients to one of four groups. Three groups were treated with an intravitreal injection of Macugen. The fourth group served as the control group and received a sham injection. In the first 54 weeks of the trials, the three treated groups received different doses of Macugen: 0.3 mg per injection, 1 mg per injection or 3 mg per injection. To reduce potential bias, both trials use a double-masked study design so that neither the patient nor the investigational staff involved with assessing the vision of the patient knows to which group each patient belongs. The sham injection included all steps involved in the intravitreal treatment injections with the exception that patients in the control group had an empty syringe pressed against their eye walls without a needle. This procedure mimics an intravitreal injection and helps to maintain proper masking. Patients received a treatment every six weeks during the first 54 weeks. At the discretion of the treating physician, patients with predominantly classic subfoveal wet AMD who were eligible for photodynamic therapy could receive Visudyne treatment before enrollment on up to one occasion between 8 and 13 weeks prior to enrollment, at baseline and during the trials. In this sense, the control group used in these studies represents usual care and is substantively different from previously published studies in which control groups did not receive treatment.

      In North America, we are conducting the trials ourselves. We have engaged a clinical research organization to conduct the clinical trials in Europe, South America, Australia and Israel.

      First-Year Clinical Trial Results. Of the 1,208 patients who were enrolled in these trials, the 1,186 patients who received at least one injection and were tested for changes in visual acuity constituted the intent-to-treat population for purposes of analysis of efficacy data. The two trials are scheduled to continue for 154 weeks. However, the primary efficacy endpoint was based on this intent-to-treat patient population at 54 weeks. The following table describes the combined safety patient populations from the two trials.

	Treated with
	Macugen	Control

Number of patients	892	298
Male/ Female (%)	42/58	40/60
Average age at baseline	76.0	75.7
Mean baseline visual acuity score (letters):
Treated eye	51.5	52.7
Non-treated eye	55.6	57.1
Wet AMD subtype (%):
Predominantly classic	26.0	26.0
Minimally classic	36.0	34.0
Occult	38.0	40.0

      Patient characteristics such as gender, age and baseline vision were balanced across the treatment and control groups. Patients also were randomized to establish balanced representation of each subtype of subfoveal wet AMD across the treatment and control groups.

      There was a high compliance rate in the first 54 weeks of these trials. For the patients who received at least one study treatment, the combined average number of treatments for trial participants was approximately 8.5 out of 9 possible treatments. Further, the completion rate across both trials was also high, with over 90% of all patients remaining in the trials for the full 54 weeks.

      Primary Efficacy Endpoint. The primary efficacy endpoint in these trials was the proportion of patients losing less than 15 letters, or three lines, of visual acuity on the ETDRS eye chart from baseline after 54 weeks. This is the same primary clinical endpoint that was used in the pivotal clinical trials for Visudyne. We discussed our trial protocols and statistical analysis plan with the FDA prior to unmasking the data.

      Based on our analysis of the data from the combined patient populations of both trials, the primary efficacy endpoint was met with statistical significance for all three doses of Macugen. In connection with our analysis of the combined patient data, we determined statistical significance based on a widely used, conventional statistical method that establishes the p-value of clinical results. Under this method, a p-value of 0.05 or less represents statistical significance. The following table summarizes the combined trial results.

	Patients Losing Less
	Than 15 Letters

Dose	Individuals	Percentage	p-value

0.3 mg Macugen	206/294	70%	0.0001
1 mg Macugen	213/300	71%	0.0003
3 mg Macugen	193/296	65%	0.0310
Control	164/296	55%	—

      Based on the data from the combined patient populations of both trials, the 0.3 mg dose of Macugen was the lowest effective dose of the three doses tested. On a combined basis, 70% of the patients treated with the 0.3 mg dose of Macugen lost fewer than 15 letters of visual acuity at 54 weeks compared to 55% of the patients in the usual care control group, resulting in a relative difference of 27% between the treated and the control groups. This result had a p-value of 0.0001. In addition, based on our preliminary analysis of the safety data from these trials, each of the three dose levels tested in the trials appears to have a favorable safety profile. To address statistical and other regulatory requirements, we plan to seek approval for the 0.3 mg dose of Macugen in our NDA for wet AMD.

      To qualify for FDA approval, a drug candidate typically has to demonstrate a clinically relevant treatment effect with statistical significance in replicate trials. Moreover, when multiple doses of a drug are tested against a single control group, a more stringent statistical method that accounts for multiple comparisons must be applied. For this purpose, we used the Hochberg multiple comparison procedure. Under the Hochberg procedure, in order to demonstrate statistical significance for any particular dose, it is necessary to establish a p-value that meets a stricter standard than the conventional standard of a p-value of 0.05 or less. We designed our two separate, but substantially identical, North American and international clinical trials to meet these regulatory requirements. For the 0.3 mg Macugen dose, the primary clinical endpoint was achieved with statistical significance in both the North American and international trials using the more stringent Hochberg statistical methodology. The p-value was 0.003 in the North American trial and 0.011 in the international trial.

      Efficacy Across All Wet AMD Subtypes. The combined data from the two trials demonstrate that the treatment effect of Macugen is consistent across all three subtypes of subfoveal wet AMD with respect to both mean vision loss and prevention of three line loss. To assess the consistency in treatment effect across lesion subtypes, we performed an analysis known as the Breslow-Day test. The analysis showed no evidence of interaction between wet AMD subtypes and Macugen treatment effect, demonstrating that the results for any single lesion subtype did not disproportionately contribute to the overall efficacy observed in the trials and that the treatment effect of Macugen is consistent across all subtypes. Accordingly, in our NDA filing, we and Pfizer have jointly agreed to seek approval for the use of the 0.3 mg dose of Macugen in the treatment of patients with all three subtypes of subfoveal wet AMD. Moreover, the following chart depicts for the combined patient populations of both trials the mean change in visual acuity by subtype for patients treated with the 0.3 mg dose of Macugen and for patients in the control group. The mean change in visual acuity is expressed as the average number of letters lost by patients with each wet AMD subtype.

      Secondary Endpoints and Other Clinical Observations. In addition to the primary endpoint data described above, we analyzed the results from the combined populations of patients from both trials treated with the 0.3 mg dose of Macugen to assess the degree, rate and durability of change in visual acuity compared to the combined control group populations.

      To assess the degree of change in visual acuity, one of the secondary endpoints measured the proportion of patients whose visual acuity remained at baseline or improved over the 54-week trial period, and a second measured the proportion of patients whose visual acuity improved by 15 or more letters, or three or more lines, over the 54-week trial period. Although not prospectively specified in the trial protocols as secondary endpoints, we also assessed the proportion of patients who gained one or more lines of visual acuity over the 54-week trial period, the proportion of patients who gained two or more lines of visual acuity over the 54-week trial period and the proportion of patients who experienced severe loss of vision, defined as a loss of 30 or more letters, or six or more lines, of visual acuity over the 54-week trial period. The following table summarizes the combined results from both trials as to these secondary endpoints and additional analyses.

	Proportion of Patients

	Macugen 0.3 mg	Control	p-value

Maintenance of or gain in vision:
≥0 line vision gain	33%	23%	0.0032
Gain in vision:
≥1 line vision gain	22%	12%	0.0043
≥2 line vision gain	11%	6%	0.0239
≥3 line vision gain	6%	2%	0.0401
Severe loss of vision:
≥6 line vision loss	10%	22%	0.0001

      All observations of the combined trial results summarized in the above table were statistically significant using the conventional p-value method, including the results from the two pre-specified secondary endpoints.

      Additional secondary endpoints measured the rate and sustainability of Macugen’s clinical effect. Specifically, these endpoints compared the mean change in visual acuity after 6, 12 and 54 weeks between the combined populations from both trials receiving the 0.3 mg dose of Macugen and the combined populations from both trials in the control group. The following table summarizes the data for these secondary endpoints.

	Mean Change in Visual
	Acuity (Letters)

Observation Period	Macugen 0.3 mg	Control	p-value

6 weeks	(1.5)	(4.0)	0.0069
12 weeks	(3.2)	(6.3)	0.0037
54 weeks	(8.0)	(15.0)	0.0000

      These data suggest that the onset of clinical benefit for patients with wet AMD may be observed as early as six weeks after initial treatment. At 54 weeks, the combined population of patients from both trials receiving the 0.3 mg dose of Macugen on average continued to lose fewer letters of vision than patients in the combined control group.

      Analysis of the data suggests that the overall efficacy is independent of lesion size and patient age. Specifically, statistical interaction tests indicate that efficacy is similar in small and large lesions as well as in younger and older patients. For these tests, small lesions were those of less than four disc areas, whereas large lesions were those of four or more disc areas, and younger patients were those less than 75 years of age, whereas older patients were those of 75 years of age or more.

      Visudyne Use During the Trials. We did not design the trials to investigate the efficacy of Macugen treatment combined with photodynamic therapy using Visudyne. However, patients with a history of up to one prior administration of photodynamic therapy using Visudyne between 8 and 13 weeks before their first study visit were eligible for enrollment in our trials. Also, patients with predominantly classic subfoveal wet AMD at baseline who were eligible for Visudyne treatment could receive such treatment at baseline and during the studies at the discretion of the treating physician. Only 26% of all enrolled patients in the combined trials were eligible for Visudyne treatment at the beginning of the study. Of the 26% eligible, only 65% actually received Visudyne treatment at any time. In addition, a small number of patients originally classified as minimally classic or occult converted to the predominantly classic subtype and received Visudyne. Overall, 75% of the patients in the trials did not receive any Visudyne treatment. Excluding those patients that received Visudyne treatment prior to study enrollment, investigators administered Visudyne treatment to approximately 50% more patients in the control group than in the Macugen 0.3 mg group. Overall, 24% more patients in the control group than in the Macugen 0.3 mg group received photodynamic therapy at any time, whether prior to, at or after baseline. The 0.3 mg dose of Macugen demonstrated a statistically significant, clinically relevant treatment benefit relative to control despite this higher rate of Visudyne usage in the control group. Therefore, we believe that the results of treatment with the 0.3 mg dose of Macugen are independent of Visudyne usage.

      Safety. In the first year of the trials, Macugen was well-tolerated at all three doses. Our preliminary assessment of adverse event data indicates that there is no apparent increased risk of systemic adverse events to patients as a result of the use of Macugen. Few patients in either the treated or control groups discontinued their participation in the trials as a result of adverse events. Injection-related serious adverse events were low in number and included endophthalmitis, which is an infection of the eye, retinal detachment and physician-induced, or iatrogenic, traumatic cataract. During the first year of the trial, there were 12 cases of endophthalmitis reported, representing an incidence of 0.16% per injection or 1.3% per patient over the first year of treatment, five cases of retinal detachment reported, representing an incidence of 0.07% per injection or 0.6% per patient over the first year of treatment, and five cases of traumatic cataract, representing an incidence of 0.07% per injection or 0.6% per patient over the first year of treatment. Of the five cases of retinal detachment, two were exudative in nature and likely attributable to the underlying disease and three were due to a tear or hole in the retina, known as rhegmatogenous, and may be attributable to the injection procedure. Only four of the patients who developed endophthalmitis experienced vision loss of 15 or more letters at week 54 compared to their vision prior to the event. Only one patient who developed endophthalmitis experienced severe vision loss of six or more lines, which represents approximately 0.1% of the patients treated with

Macugen in the trials. The incidence of these injection-related adverse events is well within what we believe to be the tolerable limits for a drug that is administered by intravitreal injection. There was no evidence of drug-associated cataract or persistently elevated intraocular pressure or glaucoma in patients in the trials. Furthermore, the percentage of reported deaths was similar in the treated and control groups. We believe that the observed death rates and the serious adverse event profiles are consistent with those of the general population of patients with demographic characteristics similar to those of patients in the trials. Side effects from clinical and preclinical trials of other VEGF inhibitors have included hypertension, thromboembolic events, bleeding and proteinuria. None of these side effects was noted to have been associated with the use of Macugen in our trials.

      Second and Third Year of the Trials. Because of the role of the aging process in wet AMD, we believe that there is a significant possibility that the disease will recur following the initial one-year course of Macugen treatment and, therefore, that some patients may require Macugen treatment for more than one year. We are treating patients in a second year extension protocol of our Phase 2/3 pivotal clinical trials to determine whether continued therapy with Macugen provides additional benefits and acceptable safety. We recently added a third year of follow up to the trials in order to better characterize the long-term safety of Macugen.

Phase 1 and 2 Trials

      We completed a Phase 1 and two Phase 2 clinical trials for the use of Macugen in the treatment of wet AMD prior to June 2001. These trials included patients with all three subtypes of subfoveal wet AMD. The primary purpose of these trials was to test for product safety. In each of the three trials, Macugen was well tolerated, and there were no serious adverse events determined by the clinical trial investigators as related to the drug. Although these trials were conducted on a relatively small number of patients and there were no randomized controls or long-term patient follow up, we observed encouraging effects of the drug on trial participants.

      In the Phase 1 trial, 15 patients received escalating doses of Macugen one time via an intravitreal injection in the affected eye. The patients were distributed into five groups of three patients. Each group received a different dose of Macugen. In this trial, 80% of the patients showed stabilized or improved vision at the end of the three-month period following the injection. For purposes of this trial and our two Phase 2 trials described below, we defined stabilized vision as no loss of, or an increase in, letters of visual acuity on the ETDRS eye chart. Approximately 27% of the patients in this trial showed the ability to read 15 or more additional letters on the ETDRS eye chart at the end of the three-month period.

      In the first Phase 2 trial, 10 patients received Macugen via an intravitreal injection in the affected eye once a month for three months. Eight of the treated patients were tested at the end of the three-month period, with approximately 88% of the tested group showing stabilized or improved vision and 25% showing the ability to read 15 or more additional letters on the ETDRS eye chart at the end of the three-month period.

      In the second Phase 2 trial, 11 patients received Macugen via intravitreal injection in the affected eye once a month for three months. This trial consisted solely of patients with the predominantly classic form of subfoveal wet AMD who were also receiving photodynamic therapy with Visudyne. Ten of the treated patients were tested at the end of the three-month period, with 90% of the tested group showing stabilized or improved vision and 60% showing the ability to read 15 or more additional letters on the ETDRS eye chart at the end of the three-month period.

Phase 2 Pharmacokinetic Study

      In January 2003, we began a Phase 2 clinical trial designed to obtain additional pharmacokinetic data from the use of Macugen in the treatment of wet AMD. The 147 patients enrolled in this trial each receive one year of treatment. Treatment occurs every six weeks. Entry criteria for this trial were similar to those for our Phase 2/3 pivotal clinical trials. We conduct extensive blood sampling for pharmacokinetic data for each patient on two occasions during the trial. Safety and efficacy are secondary endpoints of the trial.

Phase 2 Clinical Trials for the Treatment of DME

      We have completed a Phase 2 clinical trial for the use of Macugen in the treatment of DME. Two clinical centers enrolled 10 patients with DME. Patients were administered an intravitreal injection in the affected eye once a month for three months. As in the wet AMD Phase 1 and 2 studies, the therapy was well tolerated, and there were no serious adverse events determined by the clinical trial investigators as related to the drug or its administration.

      We completed enrollment of 169 patients in a Phase 2 clinical trial for the use of Macugen in the treatment of DME in July 2003. The patients enrolled in this study were required to have been eligible for laser therapy for DME. In this randomized, double-masked placebo controlled trial, patients receive varying doses of Macugen via intravitreal injection every six weeks for at least 12 weeks and, at the discretion of the investigators, for up to 30 weeks. The endpoints for this trial are retinal thickness, visual acuity and the need for laser treatment at 36 weeks after commencement of Macugen treatment. We expect to complete this trial in June 2004.

Planned Retinal Vein Occlusion Trial

      In 2004, we plan to commence a Phase 2 clinical trial designed to test the efficacy and safety of Macugen for the treatment of retinal vein occlusion, a condition that is characterized by high VEGF levels, abnormal blood vessel growth and blood vessel leakage. Retinal vein occlusion occurs when the circulation of a retinal vein becomes obstructed, causing blood vessel bleeding and leakage in the retina. Laser therapy is sometimes used to treat this condition, but with limited efficacy. We intend to enroll between 50 and 100 patients and plan to treat these patients for at least 12 to 30 weeks. We expect the endpoints to include change in retinal thickness and change in visual acuity.

Collaboration with Pfizer

Macugen

      In December 2002, we entered into collaboration, license and related agreements with Pfizer to develop, manufacture and commercialize Macugen for the prevention and treatment of diseases of the eye and related conditions. Under the terms of the agreements:

•	Upon effectiveness of the collaboration arrangements in February 2003, Pfizer paid us $100 million, consisting of a $75 million initial license fee and a $25 million equity investment;

•	Pfizer purchased an additional $10 million of our common stock at the closing of our initial public offering in February 2004;

•	Pfizer is obligated to purchase up to an additional $15 million of our common stock in specified circumstances;

•	Pfizer will co-promote Macugen with us in the United States and will share with us in profits and losses from the commercialization of Macugen in the United States, with our having the right to book all United States product sales;

•	Pfizer will commercialize Macugen outside the United States pursuant to an exclusive license and pay us a royalty on net sales;

•	Pfizer will generally fund a majority of the ongoing development costs incurred pursuant to an agreed development plan covering the development of Macugen for AMD, DME, retinal vein occlusion and other agreed upon ophthalmic indications;

•	Pfizer is potentially obligated to pay us up to $195.5 million in milestone payments based on the achievement of worldwide regulatory submissions and approvals; and

•	Pfizer is potentially obligated to pay us up to $450 million in milestone payments based upon attainment of agreed upon sales levels of Macugen.

      Under the agreements, the parties’ sharing of profits and losses from the commercialization of Macugen in the United States extends until the later of 15 years after commercial launch in the United States and the expiration of the United States patent rights licensed to Pfizer. The payment of royalties to us by Pfizer based on net sales of Macugen outside the United States extends, on a country-by-country basis, until the later of 15 years after commercial launch and the expiration of the patent rights licensed to Pfizer in each particular country. The royalty rate on net sales of Macugen outside the United States is reduced on a country-by-country basis to the extent that the patent rights in a particular country expire or a generic form of Macugen is marketed in that country. The United States patent rights licensed by us to Pfizer expire between 2010 and 2017. The corresponding foreign rights include patents that expire between 2011 and 2017 and patent applications which, if issued as patents, are expected to expire between 2011 and 2020. Pfizer may terminate the collaboration relationship without cause upon six to twelve months’ prior notice, depending on when such notice is given. Either party may terminate the collaboration relationship based upon material uncured breaches by the other party. In addition, we may terminate the collaboration relationship if, during specified periods, net sales of Macugen do not reach specified levels. If we elect to terminate the collaboration in this situation, we would be required to pay royalties to Pfizer based on net sales of Macugen following such termination.

      The collaboration is governed by a joint operating committee, consisting of an equal number of representatives of us and Pfizer. There are also subcommittees with equal representation from both parties that have responsibility over development and regulatory, manufacturing and commercialization matters. In the case of unresolved disagreement, ultimate decision-making authority is vested in us as to some matters and in Pfizer as to other matters. A third category of decisions requires the approval of both us and Pfizer. Outside the United States, ultimate decision-making authority as to most matters is vested in Pfizer.

Xalatan

      In connection with the Macugen collaboration, we entered into an agreement with Pfizer under which our sales force is entitled to participate in selling activities, or detailing, Pfizer’s Xalatan glaucoma product on a nonexclusive basis in the United States. Xalatan is a once-a-day prescription eye drop marketed by Pfizer as a primary, or first line, therapy for glaucoma, an eye disease that is associated with the degeneration of the retinal cells responsible for transmitting images from the eye to the brain.

      Under this agreement, Pfizer is obligated to pay us a per detail fee for our details to general ophthalmologists and a percentage of incremental net revenues that are above a baseline threshold for our details to retinal specialists. We expect that our sales activities will commence three to six months prior to our planned commercial launch of Macugen and will continue for a period of three years after we start detailing Xalatan. The agreement automatically terminates upon a termination of the Macugen collaboration or upon Pfizer’s sale, assignment, exclusive license or other disposition of the Xalatan product. In addition, we may terminate the agreement upon four months’ prior notice. Either party may terminate the agreement based upon material uncured breaches by the other party.

      By participating in the detailing of Xalatan, we expect that our domestic sales force will be able to access and form relationships with retinal specialists and general ophthalmologists prior to commercial launch of Macugen. We view the Xalatan agreement as primarily a strategic arrangement and anticipate only a modest economic impact.

Pipeline Initiatives

      In order to expand our pipeline of products to treat diseases of the eye with unmet medical need, we are actively pursuing a strategy to develop new drugs internally and to license or otherwise acquire rights to potential new drugs from third parties. We are also seeking to develop internally and acquire rights to alternative mechanisms for delivering ophthalmic drugs to the back of the eye.

      We conduct our internal research and development activities at our Eyetech Research Center located in Woburn, Massachusetts. We had 41 employees at this facility, including a total of 18 employees who hold M.D. or Ph.D. degrees as of March 1, 2004. We are conducting research into the causes of AMD and diabetic retinopathy as well as novel methods of drug delivery to the back of the eye. We also are investigating the use of Macugen for non-ophthalmic indications. We have developed proprietary models that accelerate the study of disease processes and the identification and validation of attractive molecular targets for ophthalmic drug development. We have also developed tools for studying the basic disease processes involved in the degeneration of retinal cells associated with glaucoma.

      Our current pipeline initiatives include the following:

Additional Ophthalmic Indications for Macugen

      In addition to wet AMD, DME and retinal vein occlusion, there are a number of ophthalmic conditions with unmet medical need for which the VEGF inhibition of Macugen may prove beneficial. We are conducting preclinical animal tests to assess the potential therapeutic benefit of Macugen for the treatment of the following indications:

•	“High risk” dry AMD, in which the patient is at risk of developing wet AMD more rapidly than other dry AMD patients. It is possible to identify this form of dry AMD through a routine eye examination. We believe that these high risk patients may benefit from treatment with Macugen to control the progression of high risk dry AMD to wet AMD.

•	Proliferative diabetic retinopathy, the most severe stage of diabetic retinopathy. The disease is characterized by angiogenesis and blood vessel leakage. The new vessels frequently bleed and damage the retina. Although laser therapy is effective at lowering the rate of blindness associated with the disease, the destruction of the retina resulting from the treatment leads to adverse side effects, including night blindness and visual field loss.

•	Uveitis, an inflammatory condition of the eye that often leads to macular edema. The swelling is largely a function of increased blood vessel leakage. Steroids are effective in some cases as a treatment for this condition, although their use is often complicated by the formation of cataracts and glaucoma.

•	Cystoid macular edema following cataract surgery, a condition that results from the inflammation caused by surgery. Steroid treatment is effective in some patients, but carries the risk of cataracts and glaucoma.

•	Myopic macular degeneration, a condition in which a patient with a high degree of nearsightedness develops choroidal neovascularization. The blood vessel growth and leakage in this condition closely mirrors that seen in wet AMD.

•	Inflammatory macular degeneration, a condition in which a patient with inflammation in the macular area from infections or other causes develops choroidal neovascularization. The blood vessel growth and leakage in this condition is similar to that seen in wet AMD.

•	Iris neovascularization, a serious complication of diabetic retinopathy or retinal vein occlusion involving new blood vessel growth on the surface of the colored part of the eye, or iris. This process leads to an intractable type of glaucoma that often leads to blindness. Animal testing has revealed that this process requires VEGF.

Alternate Delivery Technologies

      We believe that technologies for the long-term administration of drugs to the back of the eye which are more convenient for physicians and patients than existing methods may expand the potential markets for Macugen and other ophthalmic therapies. We are working to develop alternative, more convenient long-term drug delivery technologies. In particular, we are developing a number of alternative delivery methods and are testing them in preclinical tests. The approaches that we are exploring include alternative drug formulations that may permit less frequent administration of Macugen.

Other Ophthalmic Drugs

      Through our research activities, we are seeking to develop other novel drugs to treat other ophthalmic diseases, including drugs that may enhance the efficacy of Macugen. We have identified distinct molecular targets in addition to VEGF that we believe are attractive sites for pharmaceutical intervention to treat ophthalmic blood vessel disease. One of these targets is involved in the formation of new blood vessels through a process that is independent of the activity of VEGF. A second target affects blood borne cells involved in the formation of new vessels and abnormal vessel leakage. This second target also plays a role in the development and progression of diabetic retinopathy. In animal studies, the second target was operative at all stages of diabetic retinopathy and the inhibition of this target both prevented and reversed diabetic retinopathy. Human correlative data also support the role of this target in human diabetic retinopathy.

      We are directing our research at developing drugs against these and other targets that can be used either alone or in combination with Macugen therapy for the treatment of eye diseases. We are also seeking opportunities to license or develop drug candidates that address these and other targets.

Additional Non-Ophthalmic Indications for Macugen

      VEGF appears to play a pivotal role in several non-ophthalmic diseases, including cancer and psoriasis. We are using our preclinical expertise to research the potential application of Macugen to these diseases. Because these diseases are outside of our core expertise in ophthalmology and are not part of our collaboration with Pfizer, we expect to pursue collaboration or out-licensing opportunities if our research suggests that Macugen is a promising therapy.

      Cancer. Solid tumors and their metastases rely on new blood vessel growth for their survival. VEGF has been extensively validated in numerous preclinical trials as a drug target for the treatment of some types of cancers. In addition, Genentech Inc. recently received FDA approval of its drug candidate AvastinTM, validating VEGF as a drug target for renal cancer and colon cancer. In light of the stability of the unPEGylated Macugen aptamer, we believe that we may be able to formulate novel locally administered, sustained release versions of Macugen for use in the treatment of some types of solid tumors. We expect that these formulations would be used at the time of cancer surgery to provide therapy directly at the site of the disease. We believe that these Macugen formulations might possess advantages over intravenously administered drugs. For example, a locally administered formulation of Macugen might be able to access some types of brain tumors that are not accessible to anti-VEGF drugs administered intravenously.

      Psoriasis. Psoriasis is a chronic inflammatory skin condition that causes skin cells to grow too quickly, resulting in thick white or red patches of skin. It represents a significant underserved medical need. Preclinical and clinical data suggest that VEGF-induced blood vessel growth and blood vessel leakage play a role in the development of this condition. We are researching novel topical formulations of Macugen for the treatment of psoriasis. We believe that the ability to treat psoriasis in this manner might prove to be superior to or synergistic with medications that are delivered intravenously.

Sales and Marketing

      We currently have limited sales and marketing capabilities and no distribution capabilities. However, we are building our sales and marketing organization and will rely on Pfizer for distribution of Macugen if approved. We have recruited a Chief Operating Officer, a Senior Vice President of Marketing and Sales and other senior personnel with significant experience in sales and marketing roles at large pharmaceutical companies. Our plan is to develop our own specialized domestic sales and marketing infrastructure to commercialize Macugen and other ophthalmic products that we acquire or develop in the future and to participate with Pfizer in selling Xalatan. We are beginning to recruit our domestic ophthalmic sales force and expect to begin participating in detailing Xalatan three to six months prior to our planned commercial launch of Macugen. By participating in the detailing of Xalatan, we expect that our domestic sales force will be able to access and form relationships with retinal specialists and general ophthalmologists prior to commercial launch of Macugen.

      We expect to focus our sales and marketing efforts on retinal specialists. The ophthalmic medical community in the United States is relatively small. We estimate that there are approximately 1,400 identifiable retinal specialists in the United States who perform most of the medical procedures involving back of the eye diseases. Because of the small size of our target provider audience in the United States, we believe that we can best serve this market through a dedicated specialty sales force of approximately 50 sales specialists. Under our United States copromotion arrangement with Pfizer for Macugen, our domestic sales force will have primary responsibility for promoting and detailing Macugen to retinal specialists, and Pfizer will have primary responsibility for promoting Macugen to general ophthalmologists.

      Outside the United States, we currently plan to market and sell our products that receive regulatory approval through established industry participants. However, we may determine to establish our own sales and marketing organization in key markets, including the European Union. We have granted Pfizer exclusive commercialization rights with respect to Macugen outside the United States.

      We expect to distribute Macugen in the United States through Pfizer’s distribution system. Under this arrangement, the manufacturers of the drug product would ship the product to Pfizer’s distribution warehouses, and Pfizer would perform order entry, customer service and accounts receivable collection services on our behalf on a contract basis. It is possible that we will develop the capabilities in the future to perform these services on our own behalf.

Manufacturing

      We currently have limited experience in, and we do not own facilities for, manufacturing any products. Although we intend to rely on contract manufacturers to produce our products, we have recruited personnel with manufacturing experience to oversee the production of Macugen and future products that we may develop.

      The manufacturing process of the active pharmaceutical ingredient of Macugen consists of chemical synthesis of the oligonucleotide, purification, PEGylation, further purification and finally freeze drying to form a powder. Each of these steps involves a relatively common chemical engineering process. The chemical synthesis uses conventional synthetic techniques for this type of molecule. The components of the active pharmaceutical ingredient are generally available from a number of suppliers. However, we rely on a single source of supply for the PEGylation reagent.

      In order to obtain marketing approval for Macugen, we will be required to consistently produce the active pharmaceutical ingredient used in Macugen in commercial quantities and of specified quality on a repeated basis and document our ability to do so. This is referred to as process validation. We have not yet satisfied this process validation requirement, and if we are unable to do so, our business will be materially adversely affected.

      For our clinical trials of Macugen, we engaged a third party manufacturer to manufacture the active pharmaceutical ingredient used in Macugen. In November 2003, we entered into an agreement with Raylo Chemicals Inc. for the commercial manufacture and supply of the active pharmaceutical ingredient. Raylo is an affiliate of the third party that manufactured our clinical supply. Under the terms of our agreement with Raylo, we are obligated to purchase all of our requirements for the active pharmaceutical ingredient from Raylo through 2005 and to purchase minimum specified percentages of our requirements for the active pharmaceutical ingredient thereafter. We are required to provide Raylo with binding forecasts of our orders for each calendar quarter at least two months prior to the commencement of the calendar quarter. Raylo is obligated to timely satisfy our orders up to 100% of our binding forecasts and to use its best efforts to satisfy our orders in excess of these binding forecasts. We have agreed to pay Raylo a minimum monthly fee of approximately $0.6 million until the manufacturing process is validated or our manufacturing relationship is terminated. Following the validation of Raylo’s manufacturing process, the purchase price for the active pharmaceutical ingredient will be calculated on a cost-based formula that adjusts over time depending on a variety of factors. We are also required to reimburse Raylo for royalties payable to a third party for intellectual property related to the manufacturing process. The initial term of the agreement is five years. We have the right to extend the agreement, at our option, for up to an additional six years. We have the right to terminate the agreement if Raylo fails to supply at price levels that are as low as those available to us from an alternative supplier after December 31, 2005, if we abandon our efforts to commercialize Macugen, if validation of Raylo’s manufacturing process has not occurred on or before January 1, 2005, if Raylo is not able to meet specified legal and regulatory requirements or if a change in control of Raylo occurs. In addition, either party may terminate the agreement if the other party materially breaches the agreement and fails to cure the breach or in the event of the bankruptcy, liquidation or insolvency of the other party.

      Raylo plans to produce commercial quantities of Macugen at a different site than the site used by its affiliate to manufacture the active pharmaceutical ingredient for clinical trial use. We and Raylo have completed the relevant manufacturing technology transfer to the new site. However, because of this change of site, the FDA is requiring us to perform analytical tests to demonstrate that changing the manufacturing location has not affected the characteristics of the product. If we cannot establish that the products are equivalent to the satisfaction of the FDA, we may be delayed in obtaining, or may by unable to obtain, approval to launch Macugen.

      For our clinical supply of Macugen, we also engaged Gilead as a separate fill and finish manufacturer to formulate the active pharmaceutical ingredient from a powder into a solution and to fill the solution into syringes. In December 2003, we entered into an agreement with Gilead to provide fill and finish services for the commercial supply of Macugen. Under the terms of the agreement, we are obligated to purchase all of our requirements for these fill and finish services from Gilead through the first anniversary of the commercial launch of Macugen in the United States and to purchase minimum specified percentages of our requirements through the third anniversary of the commercial launch of Macugen in the United States. The purchase price for the fill and finish services is based on fixed batch and per-unit charges that vary depending on annual order volumes and additional costs that depend on costs of materials procured from third parties and Gilead’s costs of providing specified ancillary services not covered by the fixed batch and per-unit charges. The term of the agreement runs through the third anniversary of the commercial launch of Macugen in the United States. We have the right to terminate the agreement if we abandon our efforts to develop and commercialize Macugen, if Gilead fails to achieve specified order fulfillment requirements or is unable to manufacture in accordance with regulatory requirements, if Gilead acquires, is acquired by or becomes an affiliate of a company that is a manufacturer, supplier or distributor of a product competitive with Macugen or in the event of the bankruptcy or insolvency of, or appointment of a receiver for, Gilead. In addition, either party may terminate the agreement if the other party materially breaches the agreement and fails to cure the breach or if either party is prevented by a force majeure event from performing its obligations under the agreement for more than three months.

      In order to produce Macugen in the quantities that we expect to be required to meet anticipated market demand, we and Raylo will need to increase the manufacturing capacity for the active pharmaceutical ingredient. We initially intend to increase manufacturing capacity for the active pharmaceutical ingredient by installing additional manufacturing lines at Raylo’s facility. We are also exploring alternatives for increasing manufacturing capacity, including developing alternative manufacturing methods for the active pharmaceutical ingredient.

      In the future, we plan to enter into commercial supply arrangements with alternative active pharmaceutical ingredient and fill and finish manufacturers. It is possible that either we or Pfizer may perform these functions ourselves.

License Agreements

      We are parties to two license agreements that we believe are material to our business.

Gilead Sciences

      In March 2000, we entered into an agreement with Gilead and its wholly owned subsidiary NeXstar Pharmaceuticals, Inc. for an exclusive worldwide license, under the patents and know-how related to Macugen controlled by Gilead and its affiliates, to develop, manufacture and commercialize products containing

Macugen. This license extends to all therapeutic indications. Subject to a right of first negotiation in favor of Gilead as to a limited set of indications, we have the right to grant sublicenses under this license.

      In exchange for the rights licensed from Gilead, we paid Gilead an up-front license fee of $7 million and issued Gilead a warrant to purchase 833,333 shares of our series B preferred stock at an exercise price of $6.00 per share. We also agreed to make payments to Gilead aggregating up to $25 million based on achieving specified development and commercial launch milestones and to pay royalties to Gilead based on net sales of Macugen by us or our affiliates or sublicensees. Our royalty obligation extends on a country-by-country basis until the later of ten years after first commercial sale of Macugen or the expiration of the last-to-expire patent licensed from Gilead in each particular country. The United States patent rights relating to Macugen licensed to us by Gilead expire between 2010 and 2017. The corresponding foreign rights include patents that expire between 2011 and 2017 and patent applications which, if issued as patents, are expected to expire between 2011 and 2019. Upon the expiration of the last-to-expire royalty term, the agreement expires and, at our option, our license from Gilead either (1) survives and remains exclusive, in which case we would be obligated to continue paying Gilead a reduced royalty on product sales or (2) survives and converts to nonexclusive, in which case would not have any further royalty obligation to Gilead.

      The agreement obligates us to use commercially reasonable efforts to develop, obtain regulatory approvals for and commercialize Macugen. Each party has the right to terminate the agreement if the other party materially breaches the agreement.

Nektar Therapeutics

      In February 2002, we entered into a license, manufacturing and supply agreement with Nektar Therapeutics, formerly Shearwater Corporation, relating to the PEGylation of Macugen. Pursuant to that agreement, Nektar supplies us with the reagent that we link to the aptamer to create the active pharmaceutical ingredient. Under the terms of the agreement, Nektar granted us various exclusive and nonexclusive worldwide licenses, with the right to grant sublicenses, under patents and know-how related to the reagent controlled by Nektar, to develop, manufacture and commercialize Macugen.

      In exchange for these rights, we paid Nektar an up-front license fee of $1.5 million, agreed to make payments to Nektar aggregating up to $4.5 million based on achieving specified development milestones with respect to Macugen and agreed to pay Nektar royalties based on net sales of Macugen by us or our affiliates or sublicensees. We may credit a portion of our potential future milestone payments to Nektar against a portion of the royalty payments that we may be required to make. We also agreed to purchase the PEGylation reagent for Macugen exclusively from Nektar, subject to Nektar meeting its supply obligations.

      Unless we and Nektar agree to extend the term, the agreement expires upon the expiration of the last-to-expire patent licensed by us from Nektar. The United States patent rights licensed to us by Nektar expire between 2013 and 2016. The corresponding foreign rights include a patent that expires in 2015 and patent applications which, if issued as patents, are expected to expire between 2015 and 2020. The agreement imposes development and commercialization diligence requirements on us. Each party has the right to terminate the agreement if the other party materially breaches the agreement and upon the occurrence of specified bankruptcy or insolvency events as to the other party.

Patents and Proprietary Rights

      Our success depends in part on our ability to obtain and maintain proprietary protection for our product candidates, technology and know-how, to operate without infringing on the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position.

      We own or license a total of 25 United States patents and 22 United States patent applications as well as numerous foreign counterparts to many of these patents and patent applications. Our patent portfolio includes patents and patent applications with claims covering the composition of matter and methods of manufacturing and use of Macugen, as well as the composition of matter and method of manufacturing of both modified and unmodified aptamers in general and modified and unmodified VEGF aptamers in particular. In addition, we have patent applications covering various aspects of ophthalmic drug delivery.

      We license patent rights from other patent owners from time to time, both on an exclusive basis and on a nonexclusive basis. Examples of such patent licenses include the patent rights that we have licensed from Gilead and Nektar and a nonexclusive, royalty-bearing patent license that we entered into with Isis Pharmaceuticals, Inc. in December 2001, which grants us rights under patents owned or controlled by Isis to make, have made, use and sell the Macugen compound worldwide. In addition to the obligation to pay royalties to Isis, we paid an initial license fee of $2 million and we agreed to make payments to Isis aggregating up to $4 million based on achieving specified regulatory milestones with respect to the use of Macugen for the treatment of AMD and aggregating up to $2.75 million based on achieving specified regulatory milestones with respect to the use of Macugen for other therapeutic indications.

      United States patents generally have a term of 20 years from the date of filing. The patent rights relating to Macugen owned and licensed to us by Gilead consist of fourteen United States patents that expire between 2010 and 2017 and counterpart filings to these patents in a number of other jurisdictions, including patents issued in several jurisdictions and patent applications pending in a number of other jurisdictions, including Europe and Japan. The patents licensed to us by Nektar consist of nine United States patents that expire between 2013 and 2016 and foreign counterpart filings to these patents in a number of jurisdictions. The patents licensed to us by Isis consist of two United States patents that expire in 2010 and 2014 and foreign counterpart filings to these patents in a number of jurisdictions.

      The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. Our ability to maintain and solidify our proprietary position for our technology will depend on our success in obtaining effective claims and enforcing those claims once granted. We do not know whether any of our patent applications or those patent applications that we license will result in the issuance of any patents. Our issued patents and those that may issue in the future, or those licensed to us, may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products or the length of term of patent protection that we may have for our products. In addition, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies or duplicate any technology developed by us. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our products can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent.

      We may rely, in some circumstances, on trade secrets to protect our technology. However, trade secrets are difficult to protect. We seek to protect our proprietary technology and processes, in part, by confidentiality agreements with our employees, consultants, scientific advisors and other contractors. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our employees, consultants or contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Competition

      The development and commercialization of new drugs and drug delivery technologies is highly competitive. We will face competition with respect to Macugen and any products we may develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide.

      If Macugen receives marketing approval, it will compete against the currently approved therapies for the treatment of wet AMD and DME described above under the captions “— Eye Disease — Limitations of Currently Available Therapies for Wet AMD” and “— Eye Disease — Limitations of Currently Available Therapies for DME.” There are also a number of companies working to develop new drugs and other therapies to treat wet AMD and DME. We believe that the following product candidates are in Phase 2 or Phase 3 clinical trials, except as noted:

•	Genentech, Inc. and Novartis are collaborating to develop a humanized monoclonal antibody fragment, administered by intravitreal injection, that targets VEGF for the treatment of wet AMD.

•	Alcon, Inc. is developing a steroid for the treatment and prevention of predominantly classic subfoveal wet AMD. This drug candidate is injected behind the eye using a customized injector inserted around the eye.

•	Miravant Medical Technologies is developing a photodynamic therapy that is similar to Visudyne for the treatment of wet AMD.

•	Bausch & Lomb Incorporated and Control Delivery Systems, Inc. are developing a surgically placed non-erodable intraocular implant for the delivery of steroids to treat DME and swelling resulting from other causes.

•	Allergan, Inc., which recently acquired Oculex Pharmaceuticals, is developing a bioerodable steroid implant for the treatment of persistent macular edema.

•	Eli Lilly & Co. is developing an orally administered inhibitor of an enzyme named PKC beta for the treatment of diabetic retinopathy.

•	Regeneron Pharmaceuticals, Inc. and Aventis S.A. are collaborating to develop a receptor fusion protein that contains portions of the extracellular domains of two different VEGF receptors and announced the start of a Phase 1 clinical trial in AMD in March 2004.

•	Genaera Corporation is developing a small molecule derived from the Dogfish shark and announced plans to initiate Phase 2 clinical trials in first half of 2004. The Phase 1/2 trial was conducted without a placebo arm and followed patients for 2 and 4 months.

      In addition, there are a number of other companies that are developing anti-VEGF technologies. Some of these companies may seek to apply their technologies to AMD, DME and other ophthalmic indications.

      The key competitive factors affecting the success of Macugen are likely to be its efficacy, safety profile, price and method of administration. The efficacy and safety profile of Macugen will depend upon the results of our clinical trials of this product and experience with the product in the commercial marketplace. Based on the results of our clinical trials to date, we believe that Macugen will have an acceptable side effect profile. We have not yet determined the price for Macugen and do not expect to do so before commercial launch. The method of administration of Macugen, intravitreal injection, is commonly used to administer ophthalmic drugs and generally accepted by patients facing the prospect of blindness and other serious back of the eye complications such as DME. However, a therapy that offers a less invasive method of administration may have a competitive advantage over one administered by intravitreal injection. Moreover, future competitive products may have superior efficacy, improved safety and convenience or reduced frequency of administration compared to Macugen.

      The licensing and acquisition of pharmaceutical products, which is part of our strategy, is a highly competitive area. A number of more established companies also are pursuing strategies to license or acquire products. These established companies may have a competitive advantage over us due to their size, cash flow and institutional experience.

Government Regulation

      Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, promo-

tion, advertising, distribution, marketing and export and import of pharmaceutical products such as those we are developing.

United States Government Regulation

      In the United States, the FDA regulates drugs and biologics under the Federal Food, Drug, and Cosmetic Act, and, in the case of biologics, also under the Public Health Service Act, and implementing regulations. If we fail to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any agency enforcement action could have a material adverse effect on us.

      The steps required before a drug or biologic may be marketed in the United States include:

•	preclinical laboratory tests, animal studies and formulation studies under FDA’s good laboratory practices regulations;

•	submission to the FDA of an Investigational New Drug application, or IND, for human clinical testing, which must become effective before human clinical trials may begin;

•	adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each indication;

•	submission to the FDA of a New Drug Application, or NDA, or Biologics License Application, or BLA;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practice, or cGMP; and

•	FDA review and approval of the NDA or BLA.

      Preclinical tests include laboratory evaluations of product chemistry, toxicity, and formulation, as well as animal studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. The IND must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about issues such as the conduct of the trials as outlined in the IND. In that case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. Submission of an IND may not result in the FDA allowing clinical trials to commence.

      Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND.

      Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. Each trial must be reviewed and approved by an independent Institutional Review Board before it can begin. Phase 1 trials usually involve the initial introduction of the investigational drug into humans to evaluate the product’s safety, dosage tolerance and pharmacodynamics and, if possible, to gain an early indication of its effectiveness.

      Phase 2 trials usually involve controlled trials in a limited patient population to:

•	evaluate dosage tolerance and appropriate dosage;

•	identify possible adverse effects and safety risks; and

•	evaluate preliminarily the efficacy of the drug for specific indications.

      Phase 3 trials usually further evaluate clinical efficacy and test further for safety in an expanded patient population. Phase 1, Phase 2 and Phase 3 testing may not be completed successfully within any specified period, if at all. Furthermore, the FDA or we may suspend or terminate clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

      Assuming successful completion of the required clinical testing, the results of the preclinical studies and of the clinical studies, together with other detailed information, including information on the manufacture and composition of the product, are submitted to the FDA in the form of an NDA or BLA requesting approval to market the product for one or more indications. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use. The FDA reviews a BLA to determine, among other things, whether the product is safe, pure and potent and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety, purity and potency.

      As part of the drug approval process, we must conduct a comprehensive assessment of the carcinogenic potential of our product candidates. This often requires the completion of several in vitro tests and tests in laboratory animals designed to detect compounds that may induce cancer directly or indirectly by various mechanisms. Based on our testing of Macugen to date and our review of the carcinogenic potential of Macugen with an independent advisory board engaged by us, we believe that Macugen poses a low carcinogenicity risk. In particular, in a test of Macugen and its metabolites in the Syrian Hamster Embryo Assay, which we performed at the request of the FDA, the results were negative for carcinogenic potential. However, one of the animal tests that we performed suggests that two of the metabolites of Macugen are compounds as to which there may be carcinogenicity risk. As a result, we may be required to conduct additional carcinogenicity testing of Macugen. Based on our discussions with the FDA to date, if we are required to conduct further carcinogenicity testing of Macugen in connection with its use in the treatment of wet AMD, we believe that the FDA will allow us to conduct any such testing as a post-NDA approval study, because those who suffer from the disease tend to be elderly and the significant unmet medical need for a treatment for wet AMD. However, we will not be certain of this until the NDA review process of Macugen for the treatment of wet AMD is completed. In addition, because patients with DME tend to be younger than those with wet AMD, it is likely that the FDA will require us to complete satisfactory carcinogenicity testing of Macugen prior to any approval of its use in the treatment of DME. This may result in delays in our ability to submit an NDA relating to the use of Macugen in the treatment of DME.

      Before approving an application, the FDA will inspect the facility or the facilities at which the product is manufactured. The FDA will not approve the product unless cGMP compliance is satisfactory. The FDA will issue an approval letter if it determines that the application, manufacturing process and manufacturing facilities are acceptable. If the FDA determines the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

      The testing and approval process requires substantial time, effort and financial resources, and each may take several years to complete. The FDA may not grant approval on a timely basis, or at all. We may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals, which could delay or preclude us from marketing our products. The FDA may limit the indications for use or place other conditions on any approvals that could restrict the commercial application of the products. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval.

      After regulatory approval of a product is obtained, we are required to comply with a number of post-approval requirements. For example, as a condition of approval of an application, the FDA may require post marketing testing and surveillance to monitor the product’s safety or efficacy.

      In addition, holders of an approved NDA or BLA are required to report certain adverse reactions and production problems to the FDA, to provide updated safety and efficacy information and to comply with requirements concerning advertising and promotional labeling for their products. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval. The FDA periodically inspects manufacturing facilities to assess compliance with cGMP, which imposes certain procedural and documentation requirements. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

      We use, and will continue to use in at least the near term, third party manufacturers to produce our products in clinical and commercial quantities. Future FDA inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a product or the failure to comply with requirements may result in restrictions on a product, manufacturer or holder of an approved NDA or BLA, including withdrawal or recall of the product from the market or other voluntary or FDA-initiated action that could delay further marketing. Also, new government requirements may be established that could delay or prevent regulatory approval of our products under development.

Foreign Regulation

      In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products, including Macugen. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

      Under European Union regulatory systems, we may submit marketing authorizations either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union member states. The decentralized procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization may submit an application to the remaining member states. Within 90 days of receiving the applications and assessment report, each member state must decide whether to recognize approval.

Third Party Reimbursement and Pricing Controls

General

      In the United States and elsewhere, sales of therapeutic and other pharmaceutical products depend in significant part on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. Third party payors are increasingly challenging the prices charged for medical products and services. It will be time consuming and expensive for us to go through the process of seeking reimbursement from Medicare and private payors. Our products may not be considered cost-effective, and reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis.

      In many foreign markets, including the countries in the European Union, pricing of pharmaceutical products is subject to governmental control. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental pricing control. While we cannot predict whether such legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and profitability.

Medicare

      Subject to obtaining required marketing approvals, we plan to market Macugen to physicians for use in the treatment of conditions such as wet AMD and DME. We expect that in the United States a majority of the patients who are treated with Macugen for these indications will be Medicare beneficiaries. The Centers for Medicare & Medicaid Services, or CMS, is the agency within the Department of Health and Human

Services that administers Medicare and will be responsible for reimbursement of the cost of Macugen when administered to Medicare beneficiaries and for the cost of physician services for administering the drug.

      In general, Medicare makes separate payment to the physician or other purchaser for drugs, such as Macugen, that meet statutorily covered requirements, are not usually self-administered and are furnished by physicians in the office or in other outpatient settings. Prior to 2004, Medicare paid for part of the cost of these physician-administered drugs at the lower of the amount the physician charges for the drug or 95% of the drug’s national “average wholesale price” as published by certain data sources. Patients, or their secondary insurer, are responsible for a coinsurance amount. Specifically, for physician-administered drugs, Medicare paid 80% of 95% of the average wholesale price, while patients, or their secondary insurer, are responsible for the remaining 20%. As described below, these payment amounts will change under the recently enacted Medicare prescription drug coverage legislation.

      If Macugen is approved for marketing by the FDA, it will be covered by Medicare when administered in the physician office unless CMS or a local Medicare contractor decides not to cover it. CMS has asserted the authority of Medicare not to cover particular drugs if it determines that they are not “reasonable and necessary” for Medicare beneficiaries. CMS may create a national coverage determination for a product, which establishes on a nationwide basis the indications that will be covered and the frequency limits for administration of the product. However, for most new drugs that are eligible for payment, CMS does not create a national coverage determination and we do not know whether or not we will obtain a national coverage determination for Macugen or our other potential products. In these cases, the local Medicare contractors who are responsible for administering the program on a state by state basis have the discretion to issue local coverage decisions. These policies can include both coverage criteria for the drug and frequency limits for the administration of the drug. The local contractors in different areas of the country may establish varying coverage criteria and frequency limits for Macugen.

      In addition to payment for the drug itself, CMS also reimburses physicians for administering the product to Medicare beneficiaries. Medicare payment for physician services is determined according to a prospectively set payment rate, determined by a procedure code established by the American Medical Association. These codes, called Current Procedural Terminology, or CPT, codes, describe the procedure performed, but generally are not drug specific. We believe that there is an existing CPT code to describe the procedure for administering Macugen and that most physicians will find this code to be adequate to cover the cost of administration. However, if it is determined that the existing CPT code and associated payment amount are not applicable to Macugen, it may affect the willingness of physicians to perform the procedure.

      In December 2003, President Bush signed into law new Medicare prescription drug coverage legislation that includes provisions that will change Medicare payment for physician-administered drugs effective in January 2004. Effective January 1, 2004, the legislation reduces the percentage of the average wholesale price reimbursed by Medicare from 95% to 85% and grants the Secretary of Health and Human Services the authority to further reduce the rate to 80%. New drugs coming on the market will be allowed to retain the 95% rate through the end of 2004. Effective January 2005, reimbursement will be limited to a statutorily defined manufacturer’s average sale price plus 6%. The definition of manufacturer’s average sale price is intended to lead to lower levels of reimbursement to physicians than currently provided under the average wholesale price method. In addition, starting in January 2006, this legislation directs the Secretary to contract with procurement organizations to purchase physician-administered drugs from the manufacturers and provides physicians with the option to obtain drugs through these organizations as an alternative to purchasing from the manufacturers, which some physicians may find advantageous.

      These changes may reduce our potential revenues as a result of two principal factors. First, because physicians will likely receive lower levels of reimbursement under the manufacturer’s average sale price methodology than under the current average wholesale price methodology, physicians may be less likely to purchase Macugen directly and more likely to obtain the product through procurement organizations. Second, the negotiated payment that we receive from procurement organizations may be less than the amount that we could otherwise have obtained from sales to physicians. Because we have not received marketing approval for Macugen or established a price for the product, it is difficult to predict the effect on us of this new legislation and the other changes to Medicare proposed by CMS. However this new legislation and other changes could adversely affect our potential future revenues and results of operations, possibly materially.

Commercial Insurers’ Payment for Physician-Administered Drugs

      Commercial insurers usually offer two types of benefits: medical benefits and pharmacy benefits. In most private insurance plans, physician-administered injectable drugs, such as Macugen, are provided under the medical benefit. If private insurers decide to cover Macugen, they will reimburse for the drug in a variety of ways depending on the particular insurance plan and the contract that the plan has negotiated with physicians. Like Medicare, commercial insurers have the authority to place coverage and utilization limits on physician-administered drugs. In response to the recent prescription drug coverage legislation that could result in reduced Medicare payment for physician-administered drugs, private insurers may adopt similar reduced payment amounts.

Employees

      We believe that our success will depend greatly on our ability to identify, attract and retain capable employees. As of March 1, 2004, we had 159 full time employees, including a total of 32 employees who hold M.D. or Ph.D. degrees. Our employees are not represented by any collective bargaining unit, and we believe our relations with our employees are good.

      Recruiting and retaining qualified scientific personnel to perform research and development work in the future will also be critical to our success. We face the risk that we may not be able to attract and retain personnel on acceptable terms given the competition among biotechnology, pharmaceutical and health care companies, universities and non profit research institutions. In addition we rely on member of our Scientific Advisory Board and a significant number of consultants to assist us in formulating our research and development strategies.

Trademarks

      EyetechTM, Eyetech PharmaceuticalsTM and MacugenTM are our trademarks. All are covered by pending applications for registration in the United States Patent and Trademark Office.

Access to Our Filings with the Securities and Exchange Commission

      Our Internet address is www.eyetech.com. The information on our website is not a part of, or incorporated into, this Annual Report on Form 10-K. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 available, without charge, on our website as soon as reasonably practicable after they are filed electronically with, or otherwise furnished to, the Securities and Exchange Commission.

Item 2.	Properties

      As of March 1, 2004, we leased a total of approximately 114,300 square feet of office and laboratory space. Our leased properties are described below.

	Approximate		Lease
Property Location	Square Feet	Use	Expiration Date

3 Times Square, New York, New York	62,000	New Corporate, Clinical, Safety and Regulatory	November 2021
500 Seventh Avenue, New York, New York	16,700	Old Corporate, Clinical, Safety and Regulatory	December 2010
Woburn, Massachusetts	10,600	Laboratory	July 2007
Cedar Knolls, New Jersey	25,000	Laboratory	April 2008

      In January 2004, we entered into a lease for our new corporate headquarters in New York City, located at 3 Times Square. We expect to complete the transition into our new corporate headquarters in the second quarter of 2004 and are currently seeking to sublet our old corporate headquarters.

Item 3.	Legal Proceedings

      We are currently not a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

      In December 2003, our stockholders authorized by written consent the following actions in connection with our initial public offering:

•	the adoption of our Second Amended and Restated Certificate of Incorporation to become effective following the closing of our initial public offering;

•	the adoption of our Second Amended and Restated Bylaws Incorporation to become effective following the closing of our initial public offering;

•	the adoption of our 2003 Stock Incentive Plan, which became effective at the effective date of our initial public offering;

•	the adoption of our 2003 Employee Stock Purchase Plan, which became effective at the effective date of our initial public offering; and

•	the ratification of Ernst & Young LLP as our independent auditors for the fiscal year ended December 31, 2003.

      All such actions were effected pursuant to an action by written consent of our stockholders in compliance with Section 228 of the Delaware General Corporation Law. We received the requisite consents on December 1, 2003.

      The written consent was adopted by holders of 25,091,972 shares of our stock out of 29,284,299 shares issued and outstanding as of December 1, 2003, including 21,798,327 shares out of 25,181,563 shares of our Series A, Series B, Series C-1, Series C-2 and Series D preferred stock issued and outstanding.

PART II

Item 5.	Market For Registrant’s Common Equity and Related Stockholder Matters

Market for Common Equity

      Our common stock has been traded on the NASDAQ National Market System under the symbol EYET since our initial public offering on January 30, 2004. Prior to that time there was no established public trading market for our common stock. The closing share price for our common stock on March 22, 2004, as reported by the NASDAQ National Market System, was $33.76.

      As of March 23, 2004, there were approximately 269 stockholders of record of our common stock.

      We have never declared or paid cash dividends on either our common stock or preferred stock. We currently intend to retain all of our future earnings to finance the growth and development of our business. We do not intend to pay cash dividends to our stockholders in the foreseeable future.

Sales of Unregistered Securities

      Set forth below is information regarding shares of common stock and preferred stock that we issued, and options and restricted stock awards that we granted, during the year ended December 31, 2003. Also included is the consideration, if any, received by us for those shares, and information relating to the section of the Securities Act of 1933, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

      (a) Issuances of Capital Stock

1. In February 2003, we issued 2,747,253 shares of series D convertible preferred stock to an affiliate of Pfizer Inc. at a price per share of $9.10.

2. In September, October, November and December 2003, upon the exercise of warrants, we issued an aggregate of 532,560 shares of series C-1 convertible preferred stock at a price per share of $6.80 to MPM Capital, LP, Biotech Growth N.V. and individual investors.

3. In September, October, November and December 2003, upon the exercise of warrants, we issued an aggregate of 507,557 shares of series C-2 convertible preferred stock at a price per share of $7.20 to MPM Capital, LP, Biotech Growth, N.V. and individual investors.

4. In October 2003, upon the exercise of a warrant, we issued an aggregate of 3,333 shares of series B convertible preferred stock at a price per share of $6.00 to an individual investor.

      No underwriters were involved in the foregoing sales of securities. We issued these securities in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(2) under the Securities Act and Rule 506 of Regulation D promulgated thereunder relative to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required. All purchasers of shares of our convertible preferred stock described above represented to us in connection with their purchase that they were accredited investors and were acquiring the shares for investment and not distribution, that they could bear the risks of the investment and could hold the securities for an indefinite period of time. The purchasers received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration.

      (b) Stock Option Grants

      In 2003, we issued to employees, directors and consultants 365,736 shares of common stock upon the exercise of stock options at a weighted average exercise price of $0.78 per share. During the same period, we granted options to purchase 1,518,500 shares of common stock at a weighted average exercise price of $5.18 per share.

      The issuance of stock options and the common stock issuable upon the exercise of such options as described above were issued pursuant to written compensatory plans or arrangements with the our employees, directors and consultants, in reliance on the exemption provided by Rule 701 promulgated under the Securities Act. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.

      All of the foregoing securities are deemed restricted securities for purposes of the Securities Act. All certificates representing the issued shares of common stock described above included appropriate legends setting forth that the securities had not been registered and the applicable restrictions on transfer.

Use of Proceeds from Registered Securities.

      We registered shares of our common stock in connection with our initial public offering under the Securities Act of 1933, as amended. Our Registration Statement on Form S-1 (Reg. No. 333-108781) in connection with our initial public offering was declared effective by the SEC on January 29, 2004. The offering commenced as of January 29, 2004. The offering did not terminate before any securities were sold. As of the date of the filing of this report, the offering has terminated and 7,475,000 shares of our common stock registered were sold. The underwriters of the offering were Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, Bear, Stearns & Co. Inc. and Credit Suisse First Boston Corporation.

      All 7,475,000 shares of our common stock registered in the offering were sold at the initial public offering price per share of $21.00. The aggregate purchase price of the offering was $156,975,000. The net offering proceeds to us after deducting total expenses were $142,877,000. We incurred total expenses in connection with the offering of $14,098,000, which consisted of direct payments of:

(i) $2,493,000 in legal, accounting and printing fees;

(ii) $10,988,000 in underwriters’ discounts, fees and commissions; and

(iii) $617,000 in miscellaneous expenses.

      No payments for such expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

      We completed our initial public offering on February 4, 2004. The net offering proceeds have been invested into short-term investment-grade securities and money market accounts.

      There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Item 6.	Selected Consolidated Financial Data

      You should read the following selected financial information together with our consolidated financial statements and the related notes appearing at the end of this report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report. We have derived the statement of operations information for the period from our inception to December 31, 2000 and for the years ended December 31, 2001, 2002 and 2003 and the balance sheet information as of December 31, 2002 and 2003 from our audited consolidated financial statements which are included in this report. We have derived the balance sheet information as of December 31, 2000 and 2001 from our audited consolidated financial statements, which are not included in this report. Our historical results for any prior or interim period are not necessarily indicative of results to be expected for a full fiscal year or for any future period. The pro forma net loss attributable to common stockholders per share information is computed using the weighted average number of common shares outstanding, after giving pro forma effect to the automatic conversion of all outstanding shares of our convertible preferred stock into shares of our common stock effective upon the completion of our initial public offering, as if the conversion had occurred at the date of the original issuance. This pro forma information does not give effect to the exercise of outstanding warrants.

	Period from
	February 9,
	2000 (Date of
	Inception) to	Year Ended December 31,
	December 31,
	2000	2001	2002	2003

	(In thousands, except per share numbers)
Consolidated Statement of Operations Information:
Collaboration revenue
License fees	$—	$—	$—	$4,583
Reimbursement of development costs	—	—	—	36,836

Total collaboration revenue	$—	$—	$—	$41,419
Operating expenses:
Research and development	10,879	22,157	39,663	70,932
Sales and marketing	—	—	—	4,599
General and administrative	1,413	4,338	5,287	6,822

Total operating expenses	12,292	26,495	44,950	82,353

Loss from operations	(12,292)	(26,495)	(44,950)	(40,934)
Interest income	1,181	1,815	1,809	2,171
Interest expense	—	—	(32)	(248)

Loss before income taxes	(11,111)	(24,680)	(43,173)	(39,011)
Provision for income taxes	—	—	—	(1,688)

Net loss	(11,111)	(24,680)	(43,173)	(40,699)
Preferred stock accretion	(1,080)	(2,494)	(5,096)	(9,160)

Net loss attributable to common stockholders	$(12,191)	$(27,174)	$(48,270)	$(49,860)

Basic and diluted net loss attributable to common stockholders per share	$(5.49)	$(7.43)	$(13.06)	$(12.62)

Weighted average shares outstanding — basic and diluted	2,219,178	3,659,422	3,697,192	3,950,481

Unaudited pro forma basic and diluted net loss attributable to common stockholders per share				$(1.77)

Unaudited pro forma weighted average shares outstanding — basic and diluted				28,094,165

	As of December 31,

	2000	2001	2002	2003

	(In thousands)
Balance Sheet Information:
Cash, cash equivalents and marketable securities	$24,012	$57,019	$69,151	$131,374
Total assets	25,252	60,090	76,589	149,480
Deferred revenue, less current portion				(65,417)
Long-term capital lease obligations and redeemable convertible preferred stock	(33,433)	(88,458)	(145,980)	(186,545)
Accumulated deficit	(11,111)	(39,365)	(87,635)	(137,495)
Total stockholders’ deficit	(8,981)	(34,327)	(78,036)	(123,006)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing at the end of this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors that May Affect Results” section of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

      We are a biotechnology company with our first product candidate, Macugen, currently in two Phase 2/3 pivotal clinical trials for use in the treatment of wet AMD. Macugen is also in a Phase 2 clinical trial for use in the treatment of DME. Our revenue for the year ended December 31, 2003 was $41.4 million, consisting of amortization of the initial non-refundable, up-front, license payment that we received from Pfizer under our collaboration with Pfizer and reimbursement to us by Pfizer of a portion of the ongoing development costs for Macugen. As a result of our collaboration with Pfizer, we ceased to be a development-stage company in February 2003. We have had no other income since inception other than interest on short-term investments.

      We commenced operations in April 2000. Since our inception, we have generated significant losses. As of December 31, 2003, we had an accumulated deficit of $137.5 million. We expect to continue to spend significant amounts on the development of Macugen and our other programs. We expect to incur significantly greater commercialization costs as we are beginning to recruit a domestic ophthalmic sales force. We expect to begin to participate in detailing Xalatan together with Pfizer three to six months prior to our planned commercial launch of Macugen. We also plan to continue to invest in research for additional applications of Macugen and to develop new drugs and drug delivery technologies and to build the appropriate infrastructure to support our business. Additionally, we plan to continue to evaluate possible acquisitions or licenses of rights to potential new drugs, drug targets and drug delivery technologies that would fit within our growth strategy. Accordingly, we will need to generate significant revenues to achieve and then maintain profitability.

      Most of our expenditures to date have been for research and development activities and general and administrative expenses. Research and development expenses represent costs incurred for product acquisition, clinical trials and activities relating to regulatory filings and manufacturing development efforts. We outsource our foreign clinical trials and our global manufacturing development activities to third parties to maximize efficiency and minimize our internal overhead. We expense our research and development costs as they are incurred.

      Our research and development expenses incurred through December 31, 2003 were expenses related primarily to the development of Macugen. We expect to incur additional research and development expenses of approximately $25 million to $35 million relating to Macugen prior to its commercial launch in the United States for use in the treatment of wet AMD. These additional expenses are subject to the risks and uncertainties associated with clinical trials and the FDA and foreign regulatory review and approval process. As a result, these additional expenses could exceed our estimated amounts, possibly materially. Under our agreements with Pfizer, Pfizer is obligated to fund specified percentages of the ongoing development costs incurred pursuant to an agreed development plan.

      Sales and marketing and general and administrative expenses consist primarily of salaries and related expenses, general corporate activities and costs associated with building a commercial infrastructure to market and sell Macugen and to detail Xalatan. We anticipate that general and administrative expenses will increase as a result of the expected expansion of our operations, facilities and other activities associated with the planned expansion of our business, together with the additional costs associated with operating as a public company. In particular, we have recently entered into a lease for new corporate headquarters space that we expect will increase our facilities expenses, which we allocate among general and administrative, research and development and sales and marketing expenses, by $3.2 million per year. We expect sales and marketing expenses to increase as we build our sales force and marketing capabilities to support detailing Xalatan and to prepare to sell Macugen, which is subject to receiving required regulatory approvals prior to sale.

      For the year ended December 31, 2003, license fees paid to us by Pfizer resulted in current taxable income to us. Net operating losses available to offset future taxable income for federal income tax purposes were approximately $43.3 million as of December 31, 2003. If not utilized, federal net operating loss carry-forwards will begin to expire in 2020. To date, we have not recognized the potential tax benefit of our net operating losses on our balance sheets or statements of operations. The future utilization of our net operating loss carryforwards may be limited based upon changes in ownership pursuant to regulations promulgated under the Internal Revenue Code.

Critical Accounting Policies and Significant Judgments and Estimates

      Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to revenue recognition. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements appearing at the end of this report, we believe that the following accounting policies relating to revenue recognition and stock-based compensation charges are most critical to aid you in fully understanding and evaluating our reported financial results.

Revenue Recognition

      In connection with our collaboration with Pfizer, we recognize revenue from non-refundable, up-front, license and milestone payments not specifically tied to a separate earnings process ratably over the term of the collaboration, license and related agreements. When the period of deferral cannot be specifically identified from the agreement, our management estimates the period based upon other critical factors contained within the agreement. We continually review these estimates which could result in a change in the deferral period and which might impact the timing and the amount of revenue recognized. When payments are specifically tied to a separate earnings process, we will recognize revenue when the specific performance obligation associated with the payment is completed. Performance obligations typically consist of significant milestones in the development life cycle of the related technology, such as initiation of clinical trials, filing for approval with regulatory agencies and receipt of approvals by regulatory agencies. To date, we have received $75 million as an initial license fee from Pfizer. We will amortize this initial license fee over 15 years, the effective life of the agreement. During the year ended December 31, 2003, we recognized $4.6 million of license fee revenue. At December 31, 2003, we had $5.0 million of deferred license fee revenue as current and the balance of $65.4 million as long-term on our balance sheet.

      We report our revenues on a gross reporting basis, which includes reimbursement to us from Pfizer of Pfizer’s share of our cost of development of Macugen for the period. We have determined that our responsibilities under our contracts with Pfizer to manage and assume responsibilities for obtaining FDA approvals for Macugen, including our separate contractual relationships and responsibilities to our clinical development contractors and our interaction with monitors and patients qualify us as principal under the criteria set forth in Emerging Issues Task Force, or EITF, Issue 99-19 “Reporting Gross Revenue as a Principal vs. Net as an Agent.” Additionally, under EITF Issue 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred,” in those cases where we have a primary obligation to conduct clinical studies and bear risk for selection of and payment to vendors, among other conditions, we recognize reimbursements of those costs to us by Pfizer as revenue, instead of as an offset to the expense incurred. We record as expenses costs incurred by Pfizer for which we are contractually liable. In future periods we may be liable for costs incurred where we do not meet the criteria to be considered as the principal. We would record these costs as expenses, and we may be required to reimburse Pfizer.

Stock-based Compensation Charges

      Stock-based compensation charges represent the difference between the exercise price of options granted to employees and directors and the fair value of our common stock on the date of grant for financial statement purposes in accordance with Accounting Principles Board Opinion No. 25 and its related interpretations. We recognize this compensation charge over the vesting periods of the shares purchasable upon exercise of options.

      We recorded deferred stock-based compensation related to stock options granted to employees and directors of $0.3 million and related amortization of $0.1 million during 2001, of $1.3 million and related amortization of $0.2 million during 2002, and of $15.0 million and related amortization of $2.3 million during the year ended December 31, 2003. We expect to amortize approximately $14.0 million of deferred stock-based compensation with respect to stock options granted through December 31, 2003 in future periods, including $4.1 million during 2004, $4.1 million during 2005, $3.9 million during 2006 and $1.9 million during 2007

Accounting Pronouncements

      During the year ended December 31, 2003, the Financial Accounting Standards Board (“FASB”) issued various accounting standards and interpretations, including FASB Statement No 150 “Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity” (“SFAS 150”), Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51” and Interpretation No. 46-R “Consolidation of Variable Interest Entities” (“FIN 46-R”). We believe that our adoption of these standards and interpretations has not had a material effect on our financial condition, results of operations or liquidity.

Results of Operations

Year Ended December 31, 2003 and 2002

      Revenue. We recognized revenue of $41.4 million during 2003, consisting of $36.8 million from reimbursement of development costs and $4.6 million from the amortization of the initial non-refundable, up-front license payment that we received from Pfizer in connection with our collaboration. 2003 was the first year in which we generated revenue.

      Research and Development Expenses. Research and development expenses increased 79% from $39.7 million for 2002 to $70.9 million for 2003. The increase in research and development expenses of $31.2 million was attributable to a $14.9 million increase from the expansion during 2003 of our Phase 2/3 pivotal clinical trials for the use of Macugen in the treatment of wet AMD, which became fully enrolled in August 2002 and related costs, an increase of $10.2 million relating to the continued development of manufacturing capabilities and related costs, an increase of $3.9 million relating to the addition of 51 research and development staff, an increase of $3.3 million relating to the opening of our laboratory facilities in Cedar Knolls, New Jersey and Woburn, Massachusetts and an increase of $0.9 million associated with the development of drug delivery technologies and related costs. These increases in cost were offset by a $2.0 million decrease in licensing fees and expenses related to development of drug delivery and manufacturing technologies. We anticipate that research and development expenses will continue to increase as we further advance Macugen to commercialization and begin to devote additional resources to other research and development projects.

      Sales and Marketing Expenses. Sales and marketing expenses were $4.6 million for 2003. We had no sales and marketing expenses in 2002 or 2001. The sales and marketing expenses in 2003 reflect market research expenses and personnel expenses relating to Macugen.

      General and Administrative Expenses. General and development expenses increased 29% from $5.3 million for 2002 to $6.8 million for 2003. The increase resulted from increased management and personnel expenses and increases in facilities and infrastructure needed to support our Pfizer collaboration and further development efforts.

      Interest Income. Interest income increased from $1.8 million in 2002 to $2.2 million in 2003 as a result of a higher level of cash and marketable securities available for investment during 2003 compared to 2002.

Years Ended December 31, 2002 and 2001

      Research and Development Expenses. Research and development expenses increased 79% from $22.2 million in 2001 to $39.7 million in 2002. The $17.5 million increase was attributable principally to an increase of $10.7 million from the expansion in 2002 of our clinical development programs relating to Macugen and related costs, primarily our Phase 2/3 pivotal clinical trials of Macugen as a treatment for wet AMD, which became fully enrolled in August 2002, to an increase of $5.4 million relating to the opening of our laboratory facilities in Cedar Knolls, New Jersey and Woburn, Massachusetts and the addition of 34 research and development staff and to an increase of $3.9 million associated with the development of manufacturing capabilities, drug delivery technology and related costs, which were partially offset by a $2.5 million decrease in technology license fees.

      General and Administrative Expenses. General and administrative expenses increased 23% from $4.3 million in 2001 to $5.3 million in 2002. The increase of $1.0 million resulted principally from an increase in rent related to the opening of our laboratory facilities in Cedar Knolls, New Jersey and Woburn, Massachusetts and from an increase in professional fees arising from the negotiation of the Pfizer collaboration.

      Interest Income. Interest income remained constant at $1.8 million for 2002 and 2001.

Liquidity and Capital Resources

Sources of Liquidity

      Since our inception, we have financed our operations through the sale of our capital stock, the initial up-front license fee that we received from Pfizer as part of our Macugen collaboration and the receipt of interest income. Through December 31, 2003, we have received net proceeds of $171.4 million from the issuance of shares of common stock, convertible preferred stock and warrants. We have also received net proceeds from capital equipment financing of $2.4 million. The table below summarizes our initial issuances of convertible preferred stock and warrants.

		Number of	Number of Shares	Approximate
Series	Date	Shares	Underlying Warrants	Gross Proceeds

				(In thousands)
A	March 2000	120,000	—	$150
B	April 2000	5,766,332	1,142,902	34,600
B	January 2001	20,666	—	124
C-1	July-August 2001	7,964,229	1,592,846	54,200
C-2	August 2002	7,521,777	1,504,354	54,200
D	February 2003	2,747,253	—	25,000

      As of December 31, 2003, warrants to purchase 3,333 shares of series B convertible preferred stock, 531,825 shares of series C-1 convertible preferred stock and 506,863 shares of series C-2 convertible preferred stock had been exercised, for which we received aggregate cash proceeds of $7.3 million.

      In connection with our collaboration with Pfizer, we received the $25.0 million series D investment reflected in the above table and a $75.0 million up-front license fee and Pfizer has agreed generally to fund a majority of the ongoing development costs incurred pursuant to an agreed development plan covering the development of Macugen for AMD, DME, retinal vein occlusion and other agreed upon ophthalmic indications. Pfizer purchased an additional $10 million of our common stock at the closing of our initial public offering in February 2004 and is obligated to purchase up to an additional $15 million of our common stock in specified circumstances. These obligations of Pfizer are currently our only committed external source of funds.

      As of December 31, 2003, we had $131.4 million in cash, cash equivalents and marketable securities. Also as of that date, we had pledged $5.6 million of restricted cash as collateral for letters of credit for certain of our leased facilities. We believe that our available cash, cash equivalents and marketable securities, together with the net proceeds from our initial public offering, expected milestone payments and reimbursements from Pfizer under our collaboration and interest income will be sufficient to fund anticipated levels of operations through at least the end of 2005. We had no material capital expenditures during 2003 and expect to have no material capital expenditures in 2004.

      On February 4, 2004, we completed our initial public offering. We sold 7,475,000 shares of our common stock at $21.00 per share and received net proceeds of $142,877,000 after deducting underwriting discounts and commissions and other offering expenses.

Income Taxes

      As of December 31, 2003, we had net operating loss carryforwards for federal income taxes of $43.3 million. Our utilization of the net operating loss and tax credit carryforwards may be subject to annual limitations pursuant to Section 382 of the Internal Revenue Code, and similar state provisions, as a result of changes in our ownership structure. The annual limitations may result in the expiration of net operating losses and credits prior to utilization.

      At December 31, 2003 and 2002, we had deferred tax assets representing the benefit of net operating loss carryforwards and certain start up costs capitalized for tax purposes. We did not record a benefit for the deferred tax asset because realization of the benefit was uncertain and, accordingly, a valuation allowance is provided to offset the deferred tax asset.

      During the year ended December 31, 2003, the $75 million license fee paid by Pfizer resulted in current taxable income to us. Although we have generated net operating losses in prior years, we may be liable for payment of alternative minimum tax in 2003. Accordingly, we have provided $1.7 million for federal alternative minimum tax and state income taxes.

Cash Flows

      For the year ended December 31, 2003, our operating activities generated net cash inflows of $39.4 million. This consisted of a net loss for the period of $40.7 million and an increase in amounts due from Pfizer of $2.6 million, offset by the receipt of deferred revenue in connection with the Pfizer collaboration of $75.0 million, $4.6 million of which was recorded as revenue in the year ended December 31, 2003, and an increase in accounts payable and accrued expenses of $6.9 million. We used $51.9 million for investing activities for the year ended December 31, 2003, which consisted primarily of net purchases of marketable securities. We received $31.7 million from financing activities during the year ended December 31, 2003, principally relating to the issuance of convertible preferred stock to Pfizer for net proceeds, after transaction costs, of $24.7 million and the issuance of convertible preferred stock upon the exercise of warrants for net proceeds of $7.3 million, offset by the repayment of capital leases of $0.6 million.

      For the year ended December 31, 2002, we used net cash of $39.8 million in operating activities. This consisted of a net loss for the period of $43.2 million, offset in part by an increase in accounts payable and accrued expenses of $1.6 million. We used $11.9 million for investing activities in 2002, which consisted principally of net purchases of marketable securities. We received $54.0 million from financing activities during 2002 relating primarily to the issuance of convertible preferred stock and warrants in connection with our series C-2 preferred stock financing. In addition, during 2002, we purchased $2.4 million of equipment under capital leases with a repayment period of four years.

Funding Requirements

      We expect to devote substantial resources to continue our research and development efforts and to expand our sales, marketing and manufacturing programs associated with the commercialization and launch of Macugen and other future products. Our funding requirements will depend on numerous factors, including:

•	the success of our collaborative arrangement with Pfizer for the development and commercialization of Macugen;

•	the scope and results of our clinical trials;

•	advancement of other product candidates into development;

•	potential acquisition or in-licensing of other products or technologies;

•	the timing of, and the costs involved in, obtaining regulatory approvals;

•	the cost of manufacturing activities;

•	the cost of commercialization activities, including product marketing, sales and distribution;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation; and

•	our ability to establish and maintain additional collaborative arrangements.

      We do not expect to generate significant additional funds, other than payments that we receive from our collaboration with Pfizer, until we successfully obtain marketing approval for, and begin selling, Macugen. We believe that the key factors that will affect our internal and external sources of cash are:

•	our ability to successfully obtain marketing approval for and to commercially launch Macugen;

•	the success of our other preclinical and clinical development programs;

•	the receptivity of the capital markets to financings by biotechnology companies; and

•	our ability to enter into additional strategic collaborations with corporate and academic collaborators and the success of such collaborations.

      If our existing resources, including the proceeds from our initial public offering, are insufficient to satisfy our liquidity requirements or if we acquire or license rights to additional product candidates, we may need to raise additional external funds through the sale of additional equity or debt securities. The sale of additional equity securities may result in additional dilution to our stockholders. Additional financing may not be available in amounts or on terms acceptable to us or at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

Contractual Obligations

      Our major outstanding contractual obligations relate to our capital leases from equipment financings, facilities leases and obligations under a number of our collaboration and alliance agreements to pay milestone payments and royalties to the other parties to these agreements.

      We have summarized in the table below our fixed contractual cash obligations as of December 31, 2003.

	Payments Due by Period

		Less Than	One to	Four to	After
Contractual Obligations	Total	One Year	Three Years	Five Years	Five Years

Capital lease obligations, including interest	$1,656,629	$618,350	$1,038,279	$—	$—
Operating leases	8,314,003	1,555,946	4,378,222	1,628,065	751,770

Total contractual cash obligations	$9,970,632	$2,174,296	$5,416,501	$1,628,065	$751,770

      Under our agreements with Gilead, Nektar and Isis, we are obligated to make payments aggregating up to $36.3 million upon achieving specified milestones relating to the development and regulatory approval of Macugen and to pay royalties based on net sales of Macugen. The events that trigger the milestone payments include filing of an NDA with the FDA, making similar filings with foreign regulatory authorities, receiving marketing approval for Macugen by the FDA or similar foreign regulatory authorities and the first commercial sale of Macugen in various countries. These contingent milestone and royalty payment obligations are not included in the above table. The above table also excludes minimum monthly payments of approximately $0.6 million that we are required to pay to one of our contract manufacturers pending the validation of the manufacturing process for Macugen.

      In January 2004, we entered into a sub-sublease arrangement for new corporate headquarters, clinical, safety and regulatory space in New York City. Our rent under the lease is expected to be $3.2 million for financial statement purposes in 2004. However, due to rent abatements, we expect cash expenditures for this property in 2004 to be $0.1 million. As security for the sublease, we have named the sub-landlord as beneficiary under a secured bank letter of credit in the amount of $3,000,000.

      If we are not successful in locating a tenant to assume our sub-lease at 500 Seventh Avenue, New York, New York, we will be required under generally accepted accounting principles to assess the recoverability of the carrying value of our lease. If it is determined that the amounts due under the lease will not be recoverable, we will record a loss in connection with this lease. The loss could be approximately $2.4 million. In connection with our cessation of use of this facility, we could also incur additional expenses of approximately $0.3 million during 2004 for the acceleration of amortization and depreciation expenses in connection with certain leasehold improvements and furniture and fixtures used at this facility.

RISK FACTORS THAT MAY AFFECT RESULTS

Risks Relating to Our Business

We depend heavily on the success of our lead product candidate, Macugen, which is still under development and with respect to which pivotal clinical trial data became available only recently. If we are unable to commercialize Macugen, or experience significant delays in doing so, our business will be materially harmed.

      We have invested a significant portion of our time and financial resources since our inception in the development of Macugen. We anticipate that in the near term our ability to generate revenues will depend solely on the successful development and commercialization of Macugen. The commercial success of Macugen will depend on several factors, including the following:

•	successful completion of clinical trials;

•	producing batches of the active pharmaceutical ingredient used in Macugen in commercial quantities through a validated process;

•	receipt of marketing approvals from the FDA and similar foreign regulatory authorities;

•	success with our manufacturing processes;

•	launching commercial sales of the product in collaboration with Pfizer; and

•	acceptance of the product in the medical community and with third party payors.

      Based on the results from the first year of our ongoing Phase 2/3 pivotal clinical trials for the use of Macugen in the treatment of wet AMD, we plan to prepare and file a new drug application with the FDA seeking marketing approval for the 0.3 mg dose of Macugen for the treatment of wet AMD. We believe that these results warrant this filing. However, the clinical data have only become available recently. New information may arise from our continuing analysis of the data that may be less favorable than currently anticipated. Clinical data often is susceptible to varying interpretations and many companies that have believed that their products performed satisfactorily in clinical trials have nonetheless failed to obtain FDA approval for their products. Upon the FDA’s review of the data from the first year of our pivotal clinical trials, it may request that we conduct additional analyses of the data and, if it believes that the data are not satisfactory, could advise us to delay our filing of a new drug application. We may not file our new drug application for Macugen within our anticipated time frame and, even after we make the filing, the FDA may not accept the filing, may request additional information from us, including data from additional clinical trials, and, ultimately, may not grant marketing approval for Macugen. If we are not successful in commercializing Macugen, or are significantly delayed in doing so, our business will be materially harmed and we may need to curtail or cease operations.

The success of Macugen depends heavily on our collaboration with Pfizer, which was established only recently and involves a complex sharing of control over decisions, responsibilities and costs and benefits. Any loss of Pfizer as a collaborator, or adverse development in the collaboration, would materially harm our business.

      In December 2002, we entered into our collaboration with Pfizer to develop and commercialize Macugen for the prevention and treatment of diseases of the eye. The collaboration involves a complex sharing of control over decisions, responsibilities and costs and benefits. For example, with respect to the sharing of costs and benefits, Pfizer will co-promote Macugen with us in the United States and will share with us in profits and losses. Outside the United States, Pfizer will commercialize Macugen pursuant to an exclusive license and pay us a royalty on net sales. In addition, Pfizer generally is required to fund a majority of ongoing development costs incurred pursuant to an agreed development plan. With respect to control over decisions and responsibilities, the collaboration is governed by a joint operating committee, consisting of an equal number of representatives of us and Pfizer. There are also subcommittees with equal representation from both parties that have responsibility over development and regulatory, manufacturing and commercialization matters.

Ultimate decision-making authority is vested in us as to some matters and in Pfizer as to other matters. A third category of decisions requires the approval of both us and Pfizer. Outside the United States, ultimate decision-making authority as to most matters is vested in Pfizer. Pfizer may terminate the collaboration relationship without cause upon six to twelve months’ prior notice, depending on when such notice is given. Any loss of Pfizer as a collaborator in the development or commercialization of Macugen, dispute over the terms of, or decisions regarding, the collaboration or other adverse development in our relationship with Pfizer would materially harm our business and might accelerate our need for additional capital.

If our clinical trials are unsuccessful, or if we experience significant delays in these trials, our ability to commercialize Macugen and our future product candidates will be impaired.

      We must provide the FDA and similar foreign regulatory authorities with preclinical and clinical data that demonstrate that our product candidates are safe and effective for each target indication before they can be approved for commercial distribution. The preclinical testing and clinical trials of any product candidates that we develop must comply with regulation by numerous federal, state and local government authorities in the United States, principally the FDA, and by similar agencies in other countries. Clinical development is a long, expensive and uncertain process and is subject to delays. We may encounter delays or rejections based on our inability to enroll enough patients to complete our clinical trials. Patient enrollment depends on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites and the eligibility criteria for the study. Our ongoing clinical trials for the use of Macugen in the treatment of wet AMD and DME are currently fully enrolled. We expect to commence enrollment of patients for a Phase 2 clinical trial for the use of Macugen in the treatment of retinal vein occlusion in 2004, and we may commence additional clinical trials in the future. Although, we have not to date experienced any significant delays in enrolling clinical trial patients, delays in patient enrollment for future trials may result in increased costs and delays, which could have a harmful effect on our ability to develop products.

      It may take several years to complete the testing of a product, and failure can occur at any stage of testing. For example:

•	interim results of preclinical or clinical studies do not necessarily predict their final results, and acceptable results in early studies might not be seen in later studies, in large part because earlier phases of studies are often conducted on smaller groups of patients than later studies, and without the same trial design features, such as randomized controls and long-term patient follow-up and analysis;

•	potential products that appear promising at early stages of development may ultimately fail for a number of reasons, including the possibility that the products may be ineffective, less effective than products of our competitors or cause harmful side effects;

•	any preclinical or clinical test may fail to produce results satisfactory to the FDA or foreign regulatory authorities;

•	preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval;

•	negative or inconclusive results from a preclinical study or clinical trial or adverse medical events during a clinical trial could cause a preclinical study or clinical trial to be repeated or a program to be terminated, even if other studies or trials relating to the program are successful;

•	the FDA can place a clinical hold on a trial if, among other reasons, it finds that patients enrolled in the trial are or would be exposed to an unreasonable and significant risk of illness or injury;

•	we may encounter delays or rejections based on changes in regulatory agency policies during the period in which we develop a drug or the period required for review of any application for regulatory agency approval; and

•	our clinical trials may not demonstrate the safety and efficacy needed for our products to receive regulatory approval.

      We have completed the first year of our Phase 2/3 pivotal clinical trials for the use of Macugen in the treatment of wet AMD based on which we plan to file an NDA in the third quarter of 2004. We are currently conducting a second year of these trials. We have also fully enrolled a Phase 2 clinical trial for the use of Macugen in the treatment of DME. To obtain marketing approval, we may decide to, or the FDA or other regulatory authorities may require us to, pursue additional clinical trials or other studies of Macugen. For example, in addition to our pending Phase 2 clinical trial for the use of Macugen in the treatment of DME, we will need to conduct Phase 3 clinical trials before filing a new drug application for this indication.

      In addition, as part of the drug approval process, we must conduct a comprehensive assessment of the carcinogenic, or cancer causing, potential of our product candidates. Our testing of Macugen to date indicates that the product’s carcinogenic potential is low, although one of the animal tests that we performed suggests that two of the metabolites of Macugen are compounds as to which there may be carcinogenicity risk. As a result, we may be required to conduct additional carcinogenicity testing of Macugen. Based on our discussions with the FDA to date, if we are required to conduct further carcinogenicity testing of Macugen in connection with its use in the treatment of wet AMD, we believe that the FDA will allow us to conduct any such testing as a post-NDA approval study. However, we will not be certain of this until the NDA review process of Macugen for this indication is completed. We expect that the FDA will require us to complete satisfactory carcinogenicity testing of Macugen prior to any approval of the use of Macugen in the treatment of DME.

      If we are required to conduct additional clinical trials or other studies of Macugen beyond those that we currently contemplate, if we are unable to successfully complete our clinical trials or other studies or if the results of these trials or studies are not positive or are only modestly positive, we may be delayed in obtaining marketing approval for Macugen, we may not be able to obtain marketing approval or we may obtain approval for indications that are not as broad as intended. Our product development costs will also increase if we experience delays in testing or approvals. Significant clinical trial delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our products or potential products. If any of this occurs, our business will be materially harmed.

We face substantial competition which may result in others discovering, developing or commercializing products before or more successfully than us.

      The development and commercialization of new drugs is highly competitive. We will face competition with respect to Macugen and any products we may develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Our competitors may develop products or other novel technologies that are more effective, safer or less costly than any that we are developing. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours.

      The two therapies currently available for the treatment of wet AMD are photodynamic therapy, which was developed by QLT, Inc. and is marketed by Novartis AG, and thermal laser treatment. The current therapies for the treatment of DME are thermal laser treatment and steroid treatment administered by physicians on an off-label basis. Unless additional therapies are approved, these existing therapies will represent the principal competition for Macugen if Macugen is approved for marketing. In January 2004, the Centers for Medicare & Medicaid Services issued a decision stating its intention to expand the patient population for which it would provide reimbursement for photodynamic therapy.

      Additional treatments for AMD and DME are in various stages of preclinical or clinical testing. If approved, these treatments would also compete with Macugen. Potential treatments in late stage clinical trials include drugs sponsored by Alcon, Inc., a collaboration of Genentech, Inc. and Novartis, Allergan, Inc. through its recent acquisition of Oculex Pharmaceuticals, Inc., Miravant Medical Technologies, Eli Lilly and Co. and Bausch & Lomb Incorporated. Some of the sponsors of these potential products have recently announced favorable results from Phase 1 or Phase 2 clinical trials. The Genentech/ Novartis collaboration is developing an anti-VEGF humanized antibody fragment for intravitreal injection. This product candidate may be viewed as particularly competitive with Macugen because of the similarity of its mechanism of action. In addition, Alcon is testing anecortave acetate, an angiostatic steroid, for the treatment of wet AMD patients which features a less invasive injectable delivery that requires less frequent administration (every six months). Other laser, surgical or pharmaceutical treatments for AMD and DME may also compete against Macugen. These competitive therapies may result in pricing pressure if we receive marketing approval for Macugen even if Macugen is otherwise viewed as a preferable therapy.

      Many of our competitors have substantially greater financial, technical and human resources than we have. Additional mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances made in the commercial applicability of technologies and greater availability of capital for investment in these fields.

We may not be successful in our efforts to expand our portfolio of products.

      A key element of our strategy is to commercialize a portfolio of new ophthalmic drugs in addition to Macugen. We are seeking to do so through our internal research programs and through licensing or otherwise acquiring the rights to potential new drugs and drug targets for the treatment of ophthalmic disease.

      A significant portion of the research that we are conducting involves new and unproven technologies. Research programs to identify new disease targets and product candidates require substantial technical, financial and human resources whether or not we ultimately identify any candidates. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:

•	the research methodology used may not be successful in identifying potential product candidates; or

•	potential product candidates may on further study be shown to have harmful side effects or other characteristics that indicate they are unlikely to be effective drugs.

      We may be unable to license or acquire suitable product candidates or products from third parties for a number of reasons. In particular, the licensing and acquisition of pharmaceutical products is a competitive area. A number of more established companies are also pursuing strategies to license or acquire products in the ophthalmic field. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. Other factors that may prevent us from licensing or otherwise acquiring suitable product candidates include the following:

•	we may be unable to license or acquire the relevant technology on terms that would allow us to make an appropriate return from the product;

•	companies that perceive us to be their competitors may be unwilling to assign or license their product rights to us; or

•	we may be unable to identify suitable products or product candidates within our areas of expertise.

      If we are unable to develop suitable potential product candidates through internal research programs or by obtaining rights to novel therapeutics from third parties, our business will suffer.

Market acceptance of Macugen and other products we develop in the future that are based on new technologies may be limited.

      The commercial success of the products for which we may obtain marketing approval from the FDA or other regulatory authorities will depend upon the acceptance of these products by the medical community and third party payors as clinically useful, cost-effective and safe. Even if a potential product displays a favorable efficacy and safety profile in clinical trials, market acceptance of the product will not be known until after it is commercially launched. We expect that many of the products that we develop will be based upon new technologies. For example, Macugen is an aptamer, which is a type of nucleic acid. To date, no aptamer has been approved as a pharmaceutical by the FDA. As a result, it may be more difficult for us to achieve market acceptance of our products, particularly the first products that we introduce to the market based on new technologies. Our efforts to educate the medical community about these potentially unique approaches may require greater resources than would be typically required for products based on conventional technologies. The safety, efficacy, convenience and cost-effectiveness of our products as compared to competitive products will also affect market acceptance.

We are in the process of establishing our sales and marketing capabilities. We will need to successfully recruit marketing and sales personnel and build a marketing and sales infrastructure to successfully commercialize Macugen and other products that we develop, acquire or license.

      We have limited experience in marketing or selling products and are in the process of establishing our sales and marketing capabilities. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. We are beginning to recruit a specialty sales force to participate in detailing Xalatan and, assuming regulatory approval, to market and sell Macugen in the United States in collaboration with Pfizer. If we are not successful in recruiting sales and marketing personnel or in building a sales and marketing infrastructure, our business will materially suffer. Moreover, if the commercial launch of Macugen is delayed as a result of FDA requirements or other reasons, we may establish sales and marketing capabilities too early relative to the launch of Macugen. This may be expensive, and our investment would be lost if we cannot retain our sales and marketing personnel.

We expect to depend on collaborations with third parties to develop and commercialize our products.

      Our business strategy includes entering into collaborations with corporate and academic collaborators for the research, development and commercialization of additional product candidates, such as our collaboration with Pfizer. These arrangements may not be scientifically or commercially successful. The termination of any of these arrangements might adversely affect our ability to develop, commercialize and market our products.

      The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Our collaborators will have significant discretion in determining the efforts and resources that they will apply to these collaborations. The risks that we face in connection with these collaborations, including our collaboration with Pfizer, include the following:

•	our collaboration agreements are, or are expected to be, for fixed terms and subject to termination under various circumstances, including, in many cases, on short notice without cause;

•	we expect to be required in our collaboration agreements not to conduct specified types of research and development in the field that is the subject of the collaboration. These agreements may have the effect of limiting the areas of research and development that we may pursue, either alone or in cooperation with third parties;

•	our collaborators may develop and commercialize, either alone or with others, products and services that are similar to or competitive with our products that are the subject of the collaboration with us; and

•	our collaborators may change the focus of their development and commercialization efforts. Pharmaceutical and biotechnology companies historically have re-evaluated their priorities following mergers and consolidations, which have been common in recent years in these industries. The ability of our products to reach their potential could be limited if our collaborators decrease or fail to increase spending relating to such products.

      Collaborations with pharmaceutical companies and other third parties often are terminated or allowed to expire by the other party. Such terminations or expirations can adversely affect us financially as well as harm our business reputation.

We may not be successful in establishing additional collaborations, which could adversely affect our ability to develop and commercialize products and services.

      An important element of our business strategy is entering into collaborations for the development and commercialization of products when we believe that doing so will maximize product value. If we are unable to reach agreements with suitable collaborators, we may fail to meet our business objectives for the affected product or program. We face significant competition in seeking appropriate collaborators. Moreover, these collaboration arrangements are complex to negotiate and time consuming to document. We may not be successful in our efforts to establish additional collaborations or other alternative arrangements. The terms of any additional collaborations or other arrangements that we establish may not be favorable to us. Moreover, these collaborations or other arrangements may not be successful.

We have no manufacturing capabilities and limited manufacturing personnel. We will depend on third parties to manufacture Macugen and future products. If these manufacturers fail to meet our requirements, our product development and commercialization efforts may be materially harmed.

      We have limited personnel with experience in, and we do not own facilities for, manufacturing any products. We will depend on third parties to manufacture Macugen and any future products that we may develop.

      For our clinical trials of Macugen, we engaged a third party manufacturer to produce the active pharmaceutical ingredient used in Macugen. We have entered into an agreement with an affiliate of this third party for commercial supply of the active pharmaceutical ingredient. For our clinical trials of Macugen, we also engaged a separate fill and finish manufacturer for the finished drug product to formulate the active pharmaceutical ingredient from a powder into a solution and to fill the solution into syringes. We have entered into an agreement with this manufacturer to provide these finished product services for commercial supply. These manufacturers of Macugen will be single source suppliers to us for a significant period of time. We also expect to continue to rely on a single source of supply for the PEGylation reagent used in the manufacture of Macugen.

      We have manufactured Macugen at commercial scale but not with the consistency and at the capacity that we believe will be required for commercial sale. In addition, we have not completed the manufacturing process validations that are part of the regulatory requirements to obtain marketing approval for Macugen. Furthermore, in order to produce Macugen in the quantities necessary to meet anticipated market demand if the product is approved, we and our contract manufacturer will need to increase the manufacturing capacity for the active pharmaceutical ingredient. We initially intend to increase manufacturing capacity for the active pharmaceutical ingredient by installing additional manufacturing lines at the contract manufacturer’s facility. We are also exploring alternatives for increasing manufacturing capacity, including developing alternative manufacturing methods for the active pharmaceutical ingredient. If we are unable to validate our commercial scale manufacturing process or increase our manufacturing capacity, or if the cost of this increased capacity is uneconomic to us, we may not be able to produce Macugen in a sufficient quantity to meet the requirements for the launch of the product or to meet future demand. In addition, our revenues and gross margins could be adversely affected.

      Reliance on third party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including:

•	reliance on the third party for regulatory compliance and quality assurance;

•	the possible breach of the manufacturing agreement by the third party because of factors beyond our control; and

•	the possibility of termination or non-renewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us.

      We may in the future elect to manufacture some of our products in our own manufacturing facilities. We would need to invest substantial additional funds and recruit qualified personnel in order to build or lease and operate any manufacturing facilities.

The manufacture and packaging of pharmaceutical products such as Macugen are subject to the requirements of the FDA and similar foreign regulatory bodies. If we or our third party manufacturers fail to satisfy these requirements, our product development and commercialization efforts may be materially harmed.

      The manufacture and packaging of pharmaceutical products, such as Macugen and our future product candidates, are regulated by the FDA and similar foreign regulatory bodies and must be conducted in accordance with the FDA’s current good manufacturing practices and comparable requirements of foreign regulatory bodies. There are a limited number of manufacturers that operate under these current good manufacturing practices regulations who are both capable of manufacturing Macugen and willing to do so. Failure by us or our third party manufacturers to comply with applicable regulations, requirements, or guidelines could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business.

      Changes in the manufacturing process or procedure, including a change in the location where the product is manufactured or a change of a third party manufacturer, may require prior FDA review or approval or revalidation of the manufacturing process and procedures in accordance with the FDA’s current good manufacturing practices. There may be comparable foreign requirements. This review or revalidation may be costly and time consuming and could delay or prevent the launch of a product. For example, our third party contract manufacturer of the active pharmaceutical ingredient of Macugen plans to produce commercial quantities at a different site than the site used by our contract manufacturer’s affiliate to manufacture the active pharmaceutical ingredient for clinical trial use. To effect this change of site, we and the manufacturer need to transfer the relevant manufacturing technology to the new site. This is a detailed and time consuming process that we have not yet fully completed. Because of this change of site, the FDA is requiring us to perform analytical tests to demonstrate that changing the manufacturing location has not affected the characteristics of the product. If we cannot establish that the products manufactured at the new site are equivalent to those manufactured at the prior site to the satisfaction of the FDA, we may not obtain or may be delayed in obtaining approval to launch Macugen. In addition, if we elect to manufacture products in our own facility or at the facility of another third party, we would need to ensure that the new facility and the manufacturing process are in substantial compliance with current good manufacturing practices. Any such new facility would be subject to a pre-approval inspection by FDA.

      Furthermore, in order to obtain approval of our products, including Macugen, by the FDA and foreign regulatory agencies, we need to complete testing on both the active pharmaceutical ingredient and on the finished product in the packaging we propose for commercial sales. This includes testing of stability, identification of impurities and testing of other product specifications by validated test methods. If the required testing is delayed or produces unfavorable results, we may not obtain approval to launch the product or approval may be delayed. With respect to Macugen, the testing is ongoing and has not been completed. If there are delays or if the testing produces unfavorable results, we may not obtain or may be delayed in obtaining approval to launch Macugen.

      The FDA and similar foreign regulatory bodies may also implement new standards, or change their interpretation and enforcement of existing standards and requirements, for manufacture, packaging, or testing of products at any time. If we are unable to comply, we may be subject to regulatory, civil actions or penalties which could significantly and adversely affect our business.

Macugen and our other potential products may not be commercially viable if we fail to obtain an adequate level of reimbursement for these products by Medicare and other third party payors. The markets for our products may also be limited by the indications for which their use may be reimbursed or the frequency in which they may be administered.

      The availability and levels of reimbursement by governmental and other third party payors affect the market for products such as Macugen and others that we may develop. These third party payors continually attempt to contain or reduce the costs of healthcare by challenging the prices charged for medical products and services. In some foreign countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take six to twelve months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our products, including Macugen, to other available therapies. If reimbursement for our products is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels, our business could be materially harmed.

      Because most persons suffering from wet AMD are elderly, we expect that coverage for Macugen in the United States will be primarily through the Medicare program. Although drugs that are not usually self-administered are ordinarily covered by Medicare, the Medicare program has taken the position that it can decide not to cover particular drugs if it determines that they are not “reasonable and necessary” for Medicare beneficiaries. Our business would be materially adversely affected if the Medicare program were to make such a determination and deny reimbursement of Macugen. Our business also could be adversely affected if physicians are not reimbursed by Medicare for the cost of the procedure in which they administer Macugen on a basis satisfactory to the administering physicians. If the local contractors that administer the Medicare program are slow to reimburse physicians for Macugen, the physicians may pay us more slowly, which would adversely affect our working capital requirements.

      We also will need to obtain approvals for payment for Macugen from private insurers, including managed care organizations. We expect that private insurers will consider the efficacy, cost-effectiveness and safety of Macugen in determining whether to approve reimbursement for Macugen therapy and at what level. Obtaining these approvals can be a time consuming and expensive process. Our business would be materially adversely affected if we do not receive approval for reimbursement of Macugen from private insurers on a satisfactory basis.

      Our business could also be adversely affected if the Medicare program or other reimbursing bodies or payors limit the indications for which Macugen will be reimbursed to a smaller set than we believe it is effective in treating or establish a limitation on the frequency with which Macugen may be administered that is less often than we believe would be effective.

      We expect to experience pricing pressures in connection with the sale of Macugen and our future products due to the trend toward programs aimed at reducing healthcare costs, the increasing influence of health maintenance organizations and additional legislative proposals.

The recent Medicare prescription drug coverage legislation and future legislative or regulatory reform of the healthcare system may affect our ability to sell our products profitably.

      In both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. In the United States, new legislation has been proposed at the federal and state levels that would result in significant changes to the healthcare system, either nationally or at the state level. In particular, in December 2003, President Bush signed into law new Medicare prescription drug coverage legislation. In January 2004, the legislation changed the methodology used to calculate reimbursement for drugs such as Macugen that are administered in physicians’ offices in a manner intended to reduce the amount that is subject to reimbursement. In addition, beginning in January 2006, the legislation directs the Secretary of Health and Human Services to contract with procurement organizations to purchase physician-administered drugs from the manufacturers and provides physicians with the option to obtain drugs through these organizations as an alternative to purchasing from the manufacturers, which some physicians may find advantageous. These changes may also cause private insurers to reduce the amounts that they will pay for physician-administered drugs. In addition, the Centers for Medicare & Medicaid Services, or CMS, the agency within the Department of Health and Human Services that administers Medicare and will be responsible for reimbursement of the cost of Macugen, has asserted the authority of Medicare not to cover particular drugs if it determines that they are not “reasonable and necessary” for Medicare beneficiaries or to cover them at a lesser rate, comparable to that for drugs already reimbursed that CMS considers to be therapeutically comparable. Further federal and state proposals and healthcare reforms are likely. Our results of operations could be materially adversely affected by the Medicare prescription drug coverage legislation, by the possible effect of this legislation on amounts that private insurers will pay and by other healthcare reforms that may be enacted or adopted in the future.

We face the risk of product liability claims and may not be able to obtain insurance.

      Our business exposes us to the risk of product liability claims that is inherent in the manufacturing, testing and marketing of drugs and related products. If the use of one or more of our products harms people, we may be subject to costly and damaging product liability claims. We have product liability insurance that covers our clinical trials up to a $10 million annual aggregate limit. We intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for any of the products that we may develop. Insurance coverage is increasingly expensive. We may not be able to obtain or maintain adequate protection against potential liabilities. If we are unable to obtain insurance at acceptable cost or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may materially and adversely affect our business and financial position. These liabilities could prevent or interfere with our product development and commercialization efforts.

We depend on our key personnel. If we are not able to retain them or recruit additional technical personnel, our business will suffer.

      We are highly dependent on the principal members of our management and scientific staff, particularly Dr. David R. Guyer, our co-founder and Chief Executive Officer, and Dr. Anthony P. Adamis, our co-founder, Chief Scientific Officer and Senior Vice President, Research. Our employment agreements with these and our other executive officers are terminable on short or no notice. We do not carry key man life insurance on any of our key personnel. The loss of service of any of our key employees could harm our business.

      In addition, our growth will require us to hire a significant number of qualified technical, commercial and administrative personnel. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we cannot continue to attract and retain, on acceptable terms, the qualified personnel necessary for the continued development of our business, we may not be able to sustain our operations or grow.

We depend on third parties in the conduct of our clinical trials for Macugen and any failure of those parties to fulfill their obligations could adversely affect our development and commercialization plans.

      We depend on independent clinical investigators, contract research organizations and other third party service providers in the conduct of our clinical trials for Macugen and expect to do so with respect to other product candidates. We rely heavily on these parties for successful execution of our clinical trials, but do not control many aspects of their activities. For example, the investigators are not our employees. However, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Third parties may not complete activities on schedule, or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval and commercialization of Macugen and future product candidates.

Regulatory Risks

We may not be able to obtain marketing approval for any of the products resulting from our development efforts, including Macugen. Failure to obtain these approvals could materially harm our business.

      All of the products that we are developing or may develop in the future will require additional research and development. The research and development work that we must perform will include extensive preclinical studies and clinical trials. We will be required to obtain an effective investigational new drug application, or IND, prior to initiating human clinical trials and must obtain regulatory approval prior to any commercial distribution. This process is expensive, uncertain and lengthy, often taking a number of years until a product is approved for commercial distribution. We have only one product, Macugen, that has advanced to the point that it is undergoing clinical trials. We have not received regulatory approval to market Macugen in any jurisdiction. Failure to obtain required regulatory approvals could materially harm our business.

      We may need to successfully address a number of technological challenges in order to complete the development of Macugen or any of our future products. For example, to obtain marketing approval for Macugen, we will be required to consistently produce the active pharmaceutical ingredient in commercial quantities and of specified quality on a repeated basis and document our ability to do so. This is referred to as process validation. We have not yet satisfied this process validation requirement and, if we are unable to do so, our business will be materially adversely affected.

      In addition, administration of a drug via intravitreal injection is a new method for the potentially long-term treatment of chronic eye disease. As a result, the FDA and other regulatory agencies may apply new standards for safety, manufacturing, packaging and distribution of drugs using this mode of administration, including Macugen. We are working with the FDA in connection with its development of appropriate standards for drugs using this mode of administration. We expect the FDA to finalize these standards in the near future. As part of this process, we also support efforts by the United States Pharmacopoeia, which works with the FDA to establish standards, to devise a particulate limit and a standard to measure particulate matter for ophthalmologic treatments that would be appropriate for treatments to be administered via ultra low-volume injectables. It may be time consuming or expensive for us to comply with these standards. This could result in delays in our obtaining marketing approval for Macugen, or possibly preclude us from obtaining such approval. This could also increase our commercialization costs, possibly materially.

      Furthermore, Macugen and any of our future products may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use, which could have a material adverse effect on our business. The FDA and other regulatory authorities may not approve any product that we develop.

The “fast track” designation for development of Macugen may not actually lead to a faster development or regulatory review or approval process.

      If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA “fast track” designation. The fast track classification does not apply to the product alone, but applies to the combination of the product and the specific indication or indications for which it is being studied. The FDA’s fast track programs are designed to facilitate the clinical development and evaluation of the drug’s safety and efficacy for the fast track indication or indications. Marketing applications filed by sponsors of products in fast track development may qualify for expedited review under policies or procedures offered by the FDA, but the fast track designation does not assure such qualification. Although we have obtained a fast track designation from the FDA for Macugen for the treatment of both wet AMD and DME, we may not experience a faster development process, review or approval compared to conventional FDA procedures. Our fast track designation may be withdrawn by the FDA if it believes that the designation is no longer supported by data from our clinical development program. Our fast track designation does not guarantee that we will qualify for or be able to take advantage of the expedited review procedures.

Our products could be subject to restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements, or if we experience unanticipated problems with our products, when and if any of them are approved.

      Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, advertising and promotional activities for such product, will be subject to continual requirements, review and periodic inspections by the FDA and other regulatory bodies. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Later discovery of previously unknown problems with our products, manufacturer or manufacturing processes, or failure to comply with regulatory requirements, may result in:

•	restrictions on such products or manufacturing processes;

•	withdrawal of the products from the market;

•	voluntary or mandatory recall;

•	fines;

•	suspension of regulatory approvals;

•	product seizure; and

•	injunctions or the imposition of civil or criminal penalties.

      We may be slow to adapt, or we may never adapt, to changes in existing regulatory requirements or adoption of new regulatory requirements or policies.

Failure to obtain regulatory approval in foreign jurisdictions would prevent us from marketing our products abroad.

      We intend to have our products marketed outside the United States. In order to market our products in the European Union and many other foreign jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. In the case of Macugen, Pfizer has responsibility to obtain regulatory approvals outside the United States, and we will depend on Pfizer to obtain these approvals. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We and our collaborators may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market. The failure to obtain these approvals could materially adversely affect our business, financial condition and results of operations.

We have only limited experience in regulatory affairs, and some of our products may be based on new technologies. These factors may affect our ability or the time we require to obtain necessary regulatory approvals.

      We have only limited experience in filing and prosecuting the applications necessary to gain regulatory approvals. Moreover, some of the products that are likely to result from our product development, licensing and acquisition programs may be based on new technologies that have not been extensively tested in humans. The regulatory requirements governing these types of products may be less well defined or more rigorous than for conventional products. As a result, we may experience a longer regulatory process in connection with obtaining regulatory approvals of any products that we develop, license or acquire.

Risks Relating to Intellectual Property

If we are unable to obtain and maintain protection for the intellectual property incorporated into our products, the value of our technology and products will be adversely affected.

      Our success will depend in large part on our ability or the ability of our licensors to obtain and maintain protection in the United States and other countries for the intellectual property incorporated into our products.

The patent situation in the field of biotechnology and pharmaceuticals generally is highly uncertain and involves complex legal and scientific questions. Neither we nor our licensors may be able to obtain additional issued patents relating to our technology. Even if issued, patents may be challenged, narrowed, invalidated, or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of term of patent protection we may have for our products. In addition, our patents and our licensors’ patents also may not afford us protection against competitors with similar technology. Because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in the scientific literature often lag behind actual discoveries, neither we nor our licensors can be certain that we or they were the first to make the inventions claimed in issued patents or pending patent applications, or that we or they were the first to file for protection of the inventions set forth in these patent applications.

If we fail to comply with our obligations in the agreements under which we license development or commercialization rights to products or technology from third parties, we could lose license rights that are important to our business.

      We are a party to a number of technology licenses that are important to our business and expect to enter into additional licenses in the future. For example, we hold licenses from Gilead, Nektar Therapeutics and Isis Pharmaceuticals under patents relating to Macugen. These licenses impose various commercialization, milestone payment, royalty, insurance, and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license, in which event we would not be able to market products, including Macugen, that were covered by the license.

If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.

      In addition to patented technology, we rely upon unpatented proprietary technology, processes, and know-how. We seek to protect this information in part by confidentiality agreements with our employees, consultants and third parties. These agreements may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently developed by competitors.

Third parties may own or control patents or patent applications that would be infringed by our technologies, drug targets or potential products. This could cause us to become involved in expensive patent litigation or other proceedings, which could result in our incurring substantial costs and expenses and liability for damages. This could also require us to seek licenses, which could increase our development and commercialization costs. In either case, this could require us to stop some of our development and commercialization efforts.

      We may not have rights under some patents or patent applications that would be infringed by technologies that we use in our research, drug targets that we select or product candidates that we seek to develop and commercialize. Third parties may own or control these patents and patent applications in the United States and abroad. These third parties could bring claims against us or our collaborators that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages. Further, if a patent infringement suit were brought against us or our collaborators, we or they could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit.

      As a result of patent infringement claims, or in order to avoid potential claims, we or our collaborators may choose to seek, or be required to seek, a license from the third party and would most likely be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we or our collaborators were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations if, as a result of actual or threatened patent infringement claims, we or our collaborators are unable to enter into licenses on acceptable terms. This could harm our business significantly.

      There has been substantial litigation and other proceedings regarding the patent and other intellectual property rights in the pharmaceutical and biotechnology industries. In addition to infringement claims against us, we may become a party to other patent litigation and other proceedings, including interference proceedings declared by the United States Patent and Trademark Office and opposition proceedings in the European Patent Office, regarding intellectual property rights with respect to our products and technology. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Patent litigation and other proceedings may also absorb significant management time.

Risks Relating to Our Financial Results and Need for Financing

We have a limited operating history and have incurred losses since inception. If we do not generate significant revenues, we will not be able to achieve profitability.

      We have no current source of product revenue. We have a limited operating history and have not yet commercialized any products. To date, we have focused primarily on the development of Macugen. We began operations in 2000, and we have not been profitable in any quarter since inception. As of December 31, 2003, we had an accumulated deficit of approximately $137.5 million. We expect to increase our spending significantly as we continue to expand our infrastructure, development programs and commercialization activities. As a result, we will need to generate significant revenues to pay these costs and achieve profitability. We do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to generate revenues from the sale of our products and from our existing and potential future collaborations.

We may need additional financing, which may be difficult to obtain. Our failure to obtain necessary financing or doing so on unattractive terms could adversely affect our development programs and other operations.

      We will require substantial funds to conduct development, including preclinical testing and clinical trials, of our potential products. We will also require substantial funds to meet our obligations to our collaborators and maximize the prospective benefits to us from our collaborations, manufacture and market products that are approved for commercial sale in the future, including Macugen.

      We currently believe that our available cash, cash equivalents and marketable securities, together with our net proceeds from this offering, expected milestone payments and reimbursements from Pfizer under our collaboration and interest income will be sufficient to fund our anticipated levels of operations through at least the end of 2005. However, our future capital requirements will depend on many factors, including:

•	the success of our collaboration with Pfizer to develop and commercialize Macugen;

•	the scope and results of our clinical trials;

•	advancement of other product candidates into development;

•	potential acquisition or in-licensing of other products or technologies;

•	the timing of, and the costs involved in, obtaining regulatory approvals;

•	the cost of manufacturing activities;

•	the cost of commercialization activities, including product marketing, sales and distribution;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation;

•	our ability to establish and maintain additional collaborative arrangements; and

•	the success of our detailing agreement with Pfizer relating to Xalatan.

      Additional financing may not be available to us when we need it or it may not be available on favorable terms. If we are unable to obtain adequate financing on a timely basis, we may be required to significantly curtail one or more of our development, licensing or acquisition programs. We could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products which we would otherwise pursue on our own. If we raise additional funds by issuing equity securities, our then-existing stockholders will experience dilution and the terms of any new equity securities may have preferences over our common stock.

General Company Related Risks

Our executive officers, directors and major stockholders will maintain the ability to control all matters submitted to stockholders for approval.

      Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 65% of our capital stock as of March 23, 2004. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, will control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

Provisions in our charter documents and under Delaware law may prevent or frustrate attempts by our stockholders to change our management and hinder efforts to acquire a controlling interest in us.

      Provisions of our corporate charter and bylaws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:

•	a classified board of directors;

•	limitations on the removal of directors;

•	advance notice requirements for stockholder proposals and nominations;

•	the inability of stockholders to act by written consent or to call special meetings; and

•	the ability of our board of directors to designate the terms of and issue new series of preferred stock without stockholder approval.

      The affirmative vote of the holders of at least 75% of our shares of capital stock entitled to vote is necessary to amend or repeal the above provisions of our certificate of incorporation. In addition, absent approval of our board of directors, our bylaws may only be amended or repealed by the affirmative vote of the holders of at least 75% of our shares of capital stock entitled to vote.

      In addition, Section 203 of the Delaware General Corporation Law prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns or within the last three years has owned 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Accordingly, Section 203 may discourage, delay or prevent a change in control of our company.

              If our stock price is volatile, purchasers of our common stock could incur substantial losses.

      Our stock price is likely to be volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the initial public offering price. The market price for our common stock may be influenced by many factors, including:

•	results of our clinical trials or those of our competitors;

•	the regulatory status of Macugen and our other potential products;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	developments concerning our collaborators, including Pfizer;

•	regulatory developments in the United States and foreign countries;

•	developments or disputes concerning patents or other proprietary rights;

•	our ability to manufacture products to commercial standards;

•	public concern over our drugs;

•	litigation;

•	the departure of key personnel;

•	future sales of our common stock;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	investors’ perceptions of us; and

•	general economic, industry and market conditions.

If there are substantial sales of our common stock, our stock price could decline.

      If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. All of the shares being sold in this offering will be freely tradable without restriction or further registration under the federal securities laws, unless purchased by our “affiliates” as that term is defined in Rule 144 under the Securities Act. Substantially all of our remaining shares will be eligible for sale pursuant to Rule 144 upon the expiration of 180-day lock-up agreements on July 28, 2004.

      Holders of an aggregate of approximately 28 million shares of common stock have rights with respect to the registration of their shares of common stock with the Securities and Exchange Commission. If we register their shares of common stock following the expiration of the lock-up agreements, they can sell those shares in the public market.

      We have registered approximately 9,543,000 shares of common stock that are authorized for issuance under our stock plans. As of December 31, 2003, 4,696,916 shares were subject to outstanding options, all of which were immediately exercisable, but with respect to which we had the right to repurchase at the initial exercise price all but 1,844,793 of the shares issuable upon exercise of these options. Because they are registered, the shares authorized for issuance under our stock plans, can be freely sold in the public market upon issuance, subject to our repurchase rights, the lock-up agreements referred to above and the restrictions imposed on our affiliates under Rule 144.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

      Our exposure to market risk is confined to our cash, cash equivalents and marketable securities. We invest in high-quality financial instruments, primarily money market funds, federal agency notes, asset backed securities, corporate debt securities and United States treasury notes, with the effective duration of the portfolio less than nine months and no security with an effective duration in excess of 2 years, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. Due to the short-term nature of our investments, we do not believe that we have any material exposure to interest rate risk arising from our investments.

      Most of our transactions are conducted in United States dollars, although we do have some development and commercialization agreements with vendors located outside the United States. Transactions under certain of these agreements are conducted in United States dollars, subject to adjustment based on significant fluctuations in currency exchange rates. Transactions under certain other of these agreements are conducted in the local foreign currency. If the exchange rate undergoes a change of 10%, we do not believe that it would have a material impact on our results of operations or cash flows.

Item 8.	Financial Statements and Supplementary Data

      Our financial statements are annexed to this report beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      As required by Rule 13a-15 under the Exchange Act, within 90 days prior to filing this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, these officers have concluded that, as of December 31, 2003, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and would be made known to them by others. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(b) and 15(d)-15(f) under the Exchange Act) or in other factors that has materially affected or is reasonably likely to materially affect internal controls over financial reporting.

      Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding disclosure.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required with respect to directors is incorporated herein by reference to the information contained in the definitive proxy statement for our 2004 Annual Meeting of Stockholders (the “Proxy Statement”). The information with respect to our audit committee financial expert is incorporated herein by reference to the information contained in the section captioned “Audit Committee” of the Proxy Statement.

      We have adopted a Code of Business Conduct and Ethics for our directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) and employees. Our Code of Business Conduct and Ethics is available in the Corporate Governance section of the Investor Relations section of our website at www.eyetech.com. We intend to disclose any amendments to, or waivers from, our Code of Business Conduct and Ethics on our website. Stockholders may request a free copy of the Code of Business Conduct and Ethics by writing to us at Eyetech Pharmaceuticals, Inc., 3 Times Square, New York, New York 10036, Attention: Investor Relations.

      Information about compliance with Section 16(a) of the Exchange Act appears under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.

EXECUTIVE OFFICERS AND OTHER SIGNIFICANT EMPLOYEES

      Our executive officers and other significant employees and their respective ages as of March 24, 2004 are as follows:

Name	Age	Position

Executive Officers
David R. Guyer, M.D.	44	Chief Executive Officer and Director
Paul G. Chaney	46	Chief Operating Officer
Glenn P. Sblendorio	48	Chief Financial Officer and Senior Vice President, Finance
Anthony P. Adamis, M.D.	45	Chief Scientific Officer and Senior Vice President, Research
Douglas H. Altschuler	48	Senior Vice President, Legal, General Counsel and Secretary

Other Significant Employees
Denis O’Shaughnessy, Ph.D.	53	Senior Vice President, Clinical Development
Arda Ural	37	Senior Vice President, Marketing and Sales

      David R. Guyer, M.D. is a co-founder of our company and has been our Chief Executive Officer and a director since February 2000. Dr. Guyer is also currently a voluntary Clinical Professor of Ophthalmology at the New York University School of Medicine. From June 2000 to October 2002, he was also Professor and Chairman of the Department of Ophthalmology at the New York University School of Medicine. Dr. Guyer was Clinical Associate Professor of Ophthalmology at Cornell University Medical Center from July 1995 until June 2000, during which time he also served as Director of Residency Training at Manhattan Eye, Ear & Throat Hospital and was in private practice. Dr. Guyer has also served as the chief medical editor of Ophthalmology Times from July 1996 to the present. From 1992 to 2000, Dr. Guyer was the Study Co-chairman of the Pharmacological Therapy for Macular Degeneration Study Group, a 45-center worldwide group of retinal specialists studying drug therapy for AMD. Dr. Guyer received his M.D. from The Johns Hopkins University School of Medicine and his undergraduate degree from Yale College. He was an ophthalmology resident at The Wilmer Eye Institute, The Johns Hopkins University School of Medicine and completed his fellowship training in retinal surgery at the Massachusetts Eye and Ear Infirmary, a teaching affiliate of Harvard Medical School, where he was a Heed-Knapp Fellow. Dr. Guyer is the author of more than 100 scientific articles concerning ophthalmic diseases.

      Paul G. Chaney has been our Chief Operating Officer since August 2003. Mr. Chaney has more than 20 years of experience in the pharmaceutical industry, including from 1996 to August 2003, serving in various senior management positions at Pharmacia Corporation, a pharmaceutical company acquired by Pfizer in April 2003, where he was responsible for the launch of several ophthalmic products, including Tecnis®, Xalatan and Xalcom®. More specifically, from July 2002 to August 2003, Mr. Chaney served as Vice President, Global Commercial Operations, Ophthalmology Franchise; from May 2001 to June 2002, he served as Vice President, Global Ophthalmology Business; from February 2000 to April 2001, he served as Vice President, Global Pharmaceutical Ophthalmology; from February 1998 to February 2000, he served as Business Director, Ophthalmology, North America; and from February 1996 to February 1998, he served as Director, U.S. Ophthalmology Business. Mr. Chaney received a double B.A. with honors in English and Biological Sciences from the University of Delaware.

      Glenn P. Sblendorio has been our Chief Financial Officer and Senior Vice President, Finance since February 2002. From July 2000 to February 2002, Mr. Sblendorio served as Senior Vice President of Business Development for The Medicines Company, a specialty pharmaceutical company. From 1998 to July 2000, Mr. Sblendorio was the Chief Executive Officer, Chief Financial Officer and Managing Director of MPM Capital Advisors, LLC, an investment bank specializing in healthcare related transactions. Mr. Sblendorio’s pharmaceutical experience also includes 12 years at Hoffmann-La Roche, Inc., a pharmaceutical company, in a variety of senior financial positions, including Chief Financial Officer of Roche Molecular Systems and Head of Finance-Controller for Amgen/ Roche Europe. Mr. Sblendorio received his B.A. in Accounting from Pace University and his M.B.A. in Finance from Fairleigh Dickinson University.

      Anthony P. Adamis, M.D. is a co-founder of our company and has been our Chief Scientific Officer and Senior Vice President, Research since July 2002. Dr. Adamis has served as a member of our Scientific Advisory Board since February 2002 and was our Director of Preclinical Research from April 2000 to June 2002. From January 1998 to June 2002, Dr. Adamis was an Associate Professor of Ophthalmology at Harvard Medical School. From 1992 to June 2002, Dr. Adamis served as Director of Residency Training in Ophthalmology at the Massachusetts Eye and Ear Infirmary, a teaching affiliate of Harvard Medical School. From 2000 to 2002, he also served as a principal investigator and co-director of the Retina Research Institute for Diabetic Retinopathy and Macular Degeneration at the Massachusetts Eye and Ear Infirmary. From January 2001 to December 2001, Dr. Adamis also served as President of the Medical Staff and from January 2001 to December 2001 was a member of the board of directors of the Massachusetts Eye and Ear Infirmary. Dr. Adamis is a specialist in ocular vascular disease and ocular drug delivery. He co-discovered the role that VEGF plays in new blood vessel growth and blood vessel leakage related to various diseases of the eye. Dr. Adamis received his M.D. with Honors from the University of Chicago Pritzker School of Medicine and his undergraduate degree from the University of Illinois, Urbana. Dr. Adamis completed his ophthalmology residency training at the University of Michigan. Dr. Adamis is the author of more than 100 scientific articles concerning ophthalmic diseases.

      Douglas H. Altschuler has been our Senior Vice President, Legal, General Counsel and Secretary since May 2003. From September 2001 to May 2003, Mr. Altschuler was the General Counsel of Nektar Therapeutics, a provider of drug delivery technology. From December 2000 through November 2001, he was the General Counsel of AXYS Pharmaceuticals, a company that researched and developed new therapeutics. AXYS Pharmaceuticals merged with Celera Genomics in November 2001. From 1996 to October 2000, Mr. Altschuler was the Vice President/ General Counsel and Compliance Officer of Mentor Corporation, a medical device company. Mr. Altschuler received his J.D. from the University of Arizona School of Law and a B.S. in chemistry and biology from the University of Arizona.

      Denis O’Shaughnessy, Ph.D. has been our Senior Vice President, Clinical Development since August 2000. From November 1990 to July 2000, Dr. O’Shaughnessy held various clinical research and management roles with Hoffmann-La Roche Inc., including Senior Manager responsible for overseeing global clinical research programs. Dr. O’Shaughnessy received his Ph.D. from Royal Post-Graduate Medical School in the United Kingdom and his undergraduate degree from London University.

      Arda Ural has been our Senior Vice President, Marketing and Sales since September 2002. From 1992 to August 2002, Mr. Ural held various positions at Pfizer Inc. in which he had marketing, sales and business development responsibilities in several therapeutic areas. More specifically, from January 2002 until September 2002, Mr. Ural was a Director/ Team Leader for Pfizer’s Celebrex® U.S. Team, from August 2000 until December 2001, Mr. Ural was a Director/ Team Leader for Pfizer’s Cardura/ XL Worldwide Team and from September 1998 until August 2000, Mr. Ural was a Marketing Director for Pfizer’s Viagra® U.S. team. Mr. Ural received B.Sc. and M.Sc. degrees in mechanical engineering from Bosporus University in Istanbul, Turkey. He has also received an M.B.A. from Marmara University in Istanbul.

Scientific Advisory Board

      We have established a scientific advisory board made up of leading experts in the field of retinal disease. Members of our scientific advisory board consult with us regularly on matters relating to:

•	our research and development programs;

•	the design and implementation of our clinical trials;

•	market opportunities from a clinical perspective;

•	new technologies relevant to our research and development programs; and

•	scientific and technical issues relevant to our business.

      The current members of our scientific advisory board are:

Name	Professional Affiliation

Anthony P. Adamis, M.D.	Senior Vice President, Research, Eyetech Pharmaceuticals, Inc.

Mark Blumenkranz, M.D.	Professor and Chairman of Ophthalmology, Stanford University

Evangelos S. Gragoudas, M.D.	Acting Chairman Emeritus, Department of Ophthalmology and Professor of Ophthalmology, Harvard Medical School; Director of Retina Service, Massachusetts Eye and Ear Infirmary

Morton F. Goldberg, M.D.	Professor and Chairman, Emeritus, of Ophthalmology, Johns Hopkins University School of Medicine

Dennis Henner, Ph.D.	General Partner, MPM Capital Partners

Joan W. Miller, M.D.	Professor and Chair of Ophthalmology, Massachusetts Eye and Ear Infirmary Harvard Medical School

Steven Schwartz, M.D.	Chief of Retina Division, Doris Stein Eye Research Center, University of California, Los Angeles Medical School

Lawrence Singerman, M.D.	Clinical Professor of Ophthalmology, Case Western Reserve University School of Medicine; Ophthalmologist, Retina Associates of Cleveland; Founder, Macula Society

Lawrence A. Yannuzzi, M.D.	Professor of Clinical Ophthalmology, Columbia University

Item 11.	Executive Compensation

      Information about compensation of our named executive officers appears under “Executive Compensation” and under “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement. Information about compensation of our directors appears under “Director Compensation Arrangements” and “Stock Ownership of Certain Beneficial Owners and Management” in the Proxy Statement. Those portions of the Proxy Statement are incorporated by reference into this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Information about security ownership of certain beneficial owners and management appears under “Stock Ownership of Certain Beneficial Owners and Management” in the Proxy Statement. Information regarding securities authorized for issuance under equity compensation plans appears under “Equity Compensation Plan Information” in the Proxy Statement. Those portions of the Proxy Statement are incorporated by reference into this report. Information regarding securities authorized for issuance under equity compensation plans appears under “Equity Compensation Plan Information” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

      Information about certain relationships and related transactions appears under “Certain Relationships and Related Transactions” in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.

Item 14.	Principal Accountant Fees and Services

      Information about principal accountant fees and services as well as related pre-approval policies appears under “Independent Auditor’s Fees” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in the Proxy Statement. Those portions of the Proxy Statement are incorporated by reference into this report.

PART IV

Item 15.	Exhibits, Financial Statements and Schedules and Reports on Form 8-K

      (a) Financial Statements and Schedules

      Index to consolidated financial statements appears on page F-1.

      (b) Current Reports on Form 8-K

      None filed in the quarter ended December 31, 2003.

      (c) Exhibits

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of the Registrant
3.3		Amended and Restated Bylaws of the Registrant
4	.1(1)	Specimen Certificate evidencing shares of common stock
4	.2(2)	Warrant Agreement, dated as of March 31, 2000, by and between the Registrant and Gilead Sciences, Inc.
4	.3(2)	Warrant Agreement Amendment, dated as of September 4, 2003, by and among the Registrant, Gilead Sciences, Inc. and University License Equity Holdings, Inc.
4	.4†(3)	Series D Preferred Stock Purchase Agreement, dated as of December 17, 2002, by and between the Registrant, Pfizer Ireland Pharmaceuticals and Pfizer Inc.
4	.5(2)	Amended and Restated Investors’ Rights Agreement, dated as of February 7, 2003, by and among the Registrant and the parties listed therein
10	.1(2)	2001 Stock Plan, as amended
10.2		2003 Stock Incentive Plan
10.3		2003 Employee Stock Purchase Plan
10	.4†(3)	License Agreement, dated as of December 17, 2002, by and between Pfizer Inc. and the Registrant
10	.5†(3)	Collaboration Agreement, dated as of December 17, 2002, by and between Pfizer Inc. and the Registrant
10	.6†(3)	License, Manufacturing and Supply Agreement, dated February 5, 2002, by and between Shearwater Corporation and the Registrant
10	.7†(3)	Licensing Agreement, dated as of March 30, 2000 and amended on May 9, 2000, December 4, 2001 and April 12, 2002, by and between Gilead Sciences, Inc. and the Registrant
10	.8†(3)	License Agreement, dated as of December 31, 2001, by and between Isis Pharmaceuticals, Inc. and the Registrant
10	.9(2)	Consulting Agreement, dated as of October 30, 2001, by and between the Registrant and Samir Patel
10	.10(2)	Executive Employment Agreement, dated as of April 12, 2000, by and between the Registrant and David R. Guyer
10	.11(2)	Amendment to Executive Employment Agreement, dated as of August 25, 2003, by and between the Registrant and David R. Guyer
10	.12(2)	Employment Agreement, dated as of August 25, 2003, by and between Paul Chaney and the Registrant
10	.13(2)	Employment Agreement, dated as of February 1, 2002, by and between the Registrant and Glenn Sblendorio
10	.14(1)	Amendment to Employment Agreement, dated as of October 17, 2003, by and between the Registrant and Glenn Sblendorio
10	.15(2)	Employment Agreement, dated as of April 12, 2002, by and between the Registrant and Anthony P. Adamis

Exhibit
Number		Description

10	.16(1)	Amendment to Employment Agreement, dated as of October 20, 2003, by and between the Registrant and Anthony P. Adamis
10	.17(2)	Employment Agreement, dated as of August 25, 2003, by and between Douglas H. Altschuler and the Registrant
10	.18(2)	Restricted Stock Purchase Promissory Note, dated July 1, 2002, issued by Anthony P. Adamis to the Registrant
10	.19(2)	Stock Pledge Agreement, dated July 1, 2002, by and between Anthony P. Adamis and the Registrant
10	.20(2)	Sublease Agreement, dated as of December 19, 2001 and amended as of February 22, 2002, by and between AnswerThink, Inc., successor in interest to AnswerThink Consulting Group, Inc., and the Registrant
10	.21(2)	Lease Agreement, dated March 14, 2002, by and between First Industrial, L.P. and the Registrant
10	.22(2)	Commercial Lease, dated March 27, 2002, by and between Cummings Properties, LLC and the Registrant
10	.23†(3)	Manufacturing and Supply Agreement, dated as of November 11, 2003, by and between Raylo Chemicals, Inc. and the Registrant
10	.24†(4)	Letter of Understanding, effective as of September 1, 2003, by and between the Registrant and Raylo Chemicals, Inc., as amended
10	.25†(4)	Manufacturing and Supply Agreement, dated as of November 26, 2003 by and between the Registrant and Gilead Sciences, Inc.
10	.26(5)	Sub-Sublease Agreement, dated December 19, 2003, by and between Instinet Global Holdings, Inc. and the Registrant
21.1		List of Subsidiaries
23.1		Consent of Ernst & Young LLP
31.1		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2		Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1		Section 1350 Certification of Chief Executive Officer
32.2		Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 333-108781) filed on October 21, 2003

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 333-108781) filed on September 12, 2003

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 333-108781) filed on January 22, 2004

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 333-108781) filed on December 18, 2003

(5)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 333-108781) filed on January 27, 2004

†	Confidential treatment granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, New York on the 24th day of March, 2004.

EYETECH PHARMACEUTICALS, INC.

By:	/s/ DAVID R. GUYER

David R. Guyer, M.D.
Chief Executive Officer, Director

      Pursuant to the requirements of the Securities Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID R. GUYER. M.D. David R. Guyer, M.D.	Chief Executive Officer, Director (Principal Executive Officer)	March 24, 2004

/s/ GLENN P. SBLENDORIO Glenn P. Sblendorio	Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2004

/s/ JOHN P. MCLAUGHLIN John P. McLaughlin	Chairman of the Board of Directors	March 24, 2004

/s/ SRINIVAS AKKARAJU, M.D., PH.D. Srinivas Akkaraju, M.D., Ph.D.	Director	March 24, 2004

/s/ MARTY GLICK Marty Glick	Director	March 24, 2004

/s/ MICHAEL G. MULLEN, CFA Michael G. Mullen, CFA	Director	March 24, 2004

/s/ SAMIR PATEL, M.D. Samir Patel, M.D.	Director	March 24, 2004

/s/ EDWARD PENHOET, PH.D. Edward Penhoet, Ph.D.	Director	March 24, 2004

/s/ HENRY SIMON Henry Simon	Director	March 24, 2004

/s/ DAMION E. WICKER, M.D. Damion E. Wicker, M.D.	Director	March 24, 2004

EYETECH PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Eyetech Pharmaceuticals, Inc.

      We have audited the accompanying consolidated balance sheets of Eyetech Pharmaceuticals, Inc. as of December 31, 2002 and 2003, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eyetech Pharmaceuticals, Inc. at December 31, 2002 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

MetroPark, New Jersey

February 19, 2004

EYETECH PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,		December 31, 2003
			Pro Forma
	2002	2003	(Note 2)

			(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,791,845	$25,013,756	$25,013,756
Marketable securities	63,359,128	106,360,073	106,360,073
Collaboration receivable	—	2,562,000	2,562,000
Prepaid expenses and other current assets	971,007	1,301,027	1,301,027

Total current assets	70,121,980	135,236,856	135,236,856
Property and equipment, net	3,012,001	5,867,582	5,867,582
Restricted cash	2,665,640	5,623,865	5,623,865
Other assets	789,395	2,751,375	2,751,375

Total assets	$76,589,016	$149,479,678	$149,479,678

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,442,478	$14,308,103	$14,308,103
Deferred license fee revenue, current portion	—	5,000,000	5,000,000
Capital lease obligations, current portion	560,128	618,350	618,350
Deferred rent liability, current portion	149,840	171,856	171,856

Total current liabilities	8,152,446	20,098,309	20,098,309
Deferred license fee revenue, net of current portion	—	65,416,663	65,416,663
Capital lease obligations, net of current portion	1,656,629	1,038,279	1,038,279
Other liabilities, net of current portion	492,636	425,761	425,761
Redeemable convertible preferred stock — $.01 par value; 29,093,695 shares authorized; 21,273,004, 25,062,278 and no shares issued and outstanding at December 31, 2002, 2003 and pro forma, respectively, liquidation preference of $252,053,310 as of December 31, 2003	144,323,381	185,506,532	—
Stockholders’ (deficit) equity:
Convertible preferred stock — $.01 par value; 120,000 shares authorized, issued and outstanding at December 31, 2002 and 2003 and no shares pro forma, liquidation preference of $225,000 as of December 31, 2003	150,000	150,000	—
Common stock — $.01 par value; 60,000,000 shares authorized; 4,162,000 issued and 3,737,000 outstanding at December 31, 2002; 4,527,736 issued and 4,102,736 outstanding at December 31, 2003; and 29,710,014 issued and 29,285,014 outstanding pro forma	41,620	45,277	297,100
Additional paid-in capital	11,125,808	28,804,713	214,209,422
Loans to stockholders	(397,000)	(430,666)	(430,666)
Deferred compensation	(1,299,163)	(13,956,265)	(13,956,265)
Treasury stock, at cost	(255,000)	(255,000)	(255,000)
Accumulated other comprehensive income	232,788	130,831	130,831
Accumulated deficit	(87,635,129)	(137,494,756)	(137,494,756)

Total stockholders’ (deficit) equity	(78,036,076)	(123,005,866)	62,500,666

Total liabilities and stockholders’ (deficit) equity	$76,589,016	$149,479,678	$149,479,678

See accompanying notes.

EYETECH PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2001	2002	2003

Collaboration revenue:
License fees	$—	$—	$4,583,337
Reimbursement of development costs	—	—	36,835,829

Total collaboration revenue	—	—	41,419,166
Operating expenses:
Research and development	22,156,808	39,663,303	70,931,916
Sales and marketing	—	—	4,598,588
General and administrative	4,338,401	5,286,707	6,822,949

Total operating expenses	26,495,209	44,950,010	82,353,453

Loss from operations	(26,495,209)	(44,950,010)	(40,934,287)
Interest income	1,815,279	1,808,727	2,171,226
Interest expense	—	(32,179)	(248,184)

Loss before income taxes	(24,679,930)	(43,173,462)	(39,011,245)
Provision for income taxes	—	—	(1,688,000)

Net loss	(24,679,930)	(43,173,462)	(40,699,245)
Preferred stock accretion	(2,494,312)	(5,096,282)	(9,160,382)

Net loss attributable to common stockholders	$(27,174,242)	$(48,269,744)	$(49,859,627)

Historical — Basic and diluted net loss attributable to common stockholders per share	$(7.43)	$(13.06)	$(12.62)

Weighted average shares outstanding — historical basic and diluted	3,659,422	3,697,192	3,950,481

Pro forma basic and diluted net loss attributable to common stockholders per share (Note 2)			$(1.77)

Pro forma weighted average shares outstanding — basic and diluted (Note 2)			28,094,165

See accompanying notes.

EYETECH PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2001 and 2002 and 2003

	Series A Convertible
	Preferred Stock		Common Stock
					Additional	Loans to	Deferred
	Shares	Amount	Shares	Amount	Paid-in Capital	Stockholders	Compensation

Balance at December 31, 2000	120,000	$150,000	3,000,000	$30,000	$1,895,718	$—	$—
Warrants issued in connection with the issuance of Series C-1					2,134,414
Deferred compensation related to stock options, net of cancellations					321,000		(321,000)
Amortization of deferred compensation							118,000
Exercise of stock options			1,152,000	11,520	679,680	(600,000)
Options granted to nonemployees					264,000
Repurchase of common stock						300,000
Preferred stock accretion
Net loss
Other comprehensive loss:
Unrealized appreciation on marketable securities
Comprehensive loss

Balance at December 31, 2001	120,000	150,000	4,152,000	41,520	5,294,812	(300,000)	(203,000)
Warrants issued in connection with the issuance of Series C-2					3,384,794
Deferred compensation related to stock options, net of cancellations					1,334,763		(1,334,763)
Amortization of deferred compensation							238,600
Exercise of stock options			10,000	100	5,900
Loan to purchase restricted stock					57,000	(102,000)
Repayment of loan to purchase restricted stock						5,000
Options granted to nonemployees					1,048,539
Preferred stock accretion
Net loss
Other comprehensive loss:
Unrealized depreciation on marketable securities
Comprehensive loss

Balance at December 31, 2002	120,000	150,000	4,162,000	41,620	11,125,808	(397,000)	(1,299,163)
Deferred compensation related to stock options, net of cancellations					15,001,255		(15,001,255)
Amortization of deferred compensation							2,344,153
Exercise of stock options			365,736	3,657	280,496	(34,416)
Repayment of loan to purchase restricted stock						750
Options granted to nonemployees					2,397,154
Preferred stock accretion
Net loss
Other comprehensive loss:
Unrealized depreciation on marketable securities
Comprehensive loss

Balance at December 31, 2003	120,000	$150,000	4,527,736	$45,277	$28,804,713	$(430,666)	$(13,956,265)

			Other
	Treasury Stock		Comprehensive		Total
			Income	Accumulated	Stockholders’
	Shares	Amount	(Loss)	Deficit	Deficit

Balance at December 31, 2000	—	$—	$54,035	$(12,191,143)	$(10,061,390)
Warrants issued in connection with the issuance of Series C-1					2,134,414
Deferred compensation related to stock options, net of cancellations					—
Amortization of deferred compensation					118,000
Exercise of stock options					91,200
Options granted to nonemployees					264,000
Repurchase of common stock	500,000	(300,000)			—
Preferred stock accretion				(2,494,312)	(2,494,312)
Net loss				(24,679,930)	(24,679,930)
Other comprehensive loss:
Unrealized appreciation on marketable securities			300,660		300,660

Comprehensive loss					(24,379,270)

Balance at December 31, 2001	500,000	(300,000)	354,695	(39,365,385)	(34,327,358)
Warrants issued in connection with the issuance of Series C-2					3,384,794
Deferred compensation related to stock options, net of cancellations					—
Amortization of deferred compensation					238,600
Exercise of stock options					6,000
Loan to purchase restricted stock	(75,000)	45,000			—
Repayment of loan to purchase restricted stock					5,000
Options granted to nonemployees					1,048,539
Preferred stock accretion				(5,096,282)	(5,096,282)
Net loss				(43,173,462)	(43,173,462)
Other comprehensive loss:
Unrealized depreciation on marketable securities			(121,907)		(121,907)

Comprehensive loss					(43,295,369)

Balance at December 31, 2002	425,000	(255,000)	232,788	(87,635,129)	(78,036,076)
Deferred compensation related to stock options, net of cancellations					—
Amortization of deferred compensation					2,344,153
Exercise of stock options					249,737
Repayment of loan to purchase restricted stock					750
Options granted to nonemployees					2,397,154
Preferred stock accretion				(9,160,382)	(9,160,382)
Net loss				(40,699,245)	(40,699,245)
Other comprehensive loss:
Unrealized depreciation on marketable securities			(101,957)		(101,957)

Comprehensive loss					(40,801,202)

Balance at December 31, 2003	425,000	$(255,000)	$130,831	$(137,494,756)	$(123,005,866)

See accompanying notes.

EYETECH PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2001	2002	2003

Operating activities
Net loss	$(24,679,930)	$(43,173,462)	$(40,699,245)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	92,743	316,728	891,177
Loss on disposal of assets	—	—	31,268
Noncash stock-based compensation	382,000	1,287,134	4,741,307
Noncash license expense	—	—	—
Gain on sale of marketable securities	(142,803)	(333,235)	(16,077)
Changes in operating assets and liabilities:
Collaboration receivable	—	—	(2,562,000)
Prepaid expenses and other current assets	(79,907)	(43,073)	77,643
Other assets	—	—	(260,757)
Accounts payable and accrued expenses	5,105,096	1,626,614	6,865,625
Deferred license fee revenue	—	—	70,416,663
Other liabilities	54,025	498,212	(44,859)

Net cash provided by (used in) operating activities	(19,268,776)	(39,821,082)	39,440,745
Investing activities
Purchases of property and equipment	(192,840)	(582,330)	(3,778,026)
Purchase of marketable securities	(289,359,394)	(136,447,734)	(400,556,838)
Proceeds from sale of marketable securities	255,017,214	126,796,094	357,470,013
Increase in restricted cash	(980,561)	(1,084,543)	(2,958,225)
Repayment of loan to stockholders	—	255,000	750
Increase in prepaid expenses and other current assets	(370,779)	(39,538)	(407,663)
Increase in other assets	(300,000)	(839,395)	(1,701,223)

Net cash (used in) provided by investing activities	(36,186,360)	(11,942,446)	(51,931,212)
Financing activities
Proceeds from issuance of common stock	91,200	6,000	249,737
Proceeds from issuance of redeemable convertible preferred stock and warrants, net	53,585,050	54,154,200	32,022,769
Repayment of capital lease obligations	—	(127,184)	(560,128)

Net cash provided by (used in) financing activities	53,676,250	54,033,016	31,712,378

Net increase (decrease) in cash and cash equivalents	(1,778,886)	2,269,488	19,221,911
Cash and cash equivalents at beginning of period	5,301,243	3,522,357	5,791,845

Cash and cash equivalents at end of period	$3,522,357	$5,791,845	$25,013,756

Noncash financing and investing activities
Repurchase of restricted common stock	$300,000	$—	$—

Fixed assets capitalized using capital leases	$—	$2,355,686	$—

Loans to stockholders in connection with exercise of stock options and stock purchase	$600,000	$102,000	$34,416

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$—	$32,179	$248,184

Income taxes paid	$—	$—	$1,709,890

See accompanying notes.

EYETECH PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

1.	Organization and Description of Business

      Eyetech Pharmaceuticals, Inc. and its wholly owned subsidiary (collectively, “Eyetech” or the “Company”), is a biopharmaceutical company that specializes in the development and commercialization of novel therapeutics to treat diseases of the eye. The Company’s initial focus is on diseases affecting the back of the eye, particularly the retina. The Company’s most advanced product candidate is MacugenTM (pegaptanib sodium), which it is developing for the treatment of both the wet form of age-related macular degeneration, known as AMD, and for the treatment of diabetic macular edema, known as DME, which is a complication of diabetic retinopathy. In the second half of 2001, the Company initiated two phase 2/3 pivotal clinical trials of Macugen for the treatment of wet AMD. Based on the results from the first year of these trials, the Company plans to prepare and file in 2004 a new drug application with the Food and Drug Administration seeking marketing approval of Macugen for the treatment of wet AMD. The Company is also currently conducting a phase 2 clinical trial for the use of Macugen in the treatment of DME.

      The Company formed a wholly owned subsidiary in Ireland in 2002. There has been no activity in this company since inception in 2002. The Company operates in a single business segment.

      Prior to February 2003, the Company operated as a development-stage company and did not generate any revenue. Effective February 2003, the Company exited the development stage when it entered into several concurrent agreements with Pfizer Inc. (“Pfizer”) (see Note 11).

      On February 4, 2004, the Company successfully completed an initial public offering (IPO) of its common stock. The IPO consisted of the sale of 6,500,000 shares of common stock at a price of $21.00 per share. As part of the offering, the Company granted to the underwriters an option to purchase an additional 975,000 shares within 30 days of the IPO to cover over-allotments. This option was exercised in tandem with the IPO. In addition, 476,190 shares of common stock were purchased concurrently with the IPO by Pfizer for $10,000,000 as part of its commitment under Pfizer’s collaboration with the Company. (Note 11)

      Net proceeds of the IPO, including the sale of stock to Pfizer, after deducting underwriter’s discounts and commission and offering expenses are estimated to be $152,870,000. An additional $2,600,000 was received for the issuance of 469,360 shares of preferred stock in connection with the exercise of preferred stock warrants. An additional 1,867,124 shares of preferred stock were issued on a cashless basis to the holders of 2,728,661 preferred stock warrants, who will surrender 861,567 preferred stock warrants as payment for those shares. All outstanding shares of preferred stock, including those shares issued in connection with warrant exercises, automatically converted to common shares upon the completion of the IPO.

2.	Basis of Presentation and Significant Accounting Policies

Consolidation

      The accompanying consolidated financial statements include the accounts of Eyetech Pharmaceuticals, Inc. and its wholly owned subsidiary. All intercompany significant account balances and transactions have been eliminated in consolidation.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

EYETECH PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Equivalents

      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2003 the Company has substantially all of its cash and cash equivalents deposited with one financial institution.

Marketable Securities

      Marketable securities are classified as “available-for-sale” and are carried at market value with unrealized gains and losses reported as other comprehensive income or loss, which is a separate component of stockholders’ deficit.

Restricted Cash

      Restricted cash of $5,600,000 at December 31, 2003 collateralizes $5,600,000 of outstanding letters of credit associated with the leases of the Company’s office and laboratory facilities. The funds are invested in certificates of deposit. (Notes 13 and 16)

Concentration of Credit Risk

      Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash equivalents and marketable securities. The Company has established guidelines relating to diversification and maturities that allows the Company to manage risk.

Fair Value of Financial Instruments

      The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts payable and accrued expenses, approximate their fair values. The estimated fair value of the redeemable convertible preferred stock at December 31, 2002 is approximately $194,000,000, based on the February 2003 preferred stock sales price of $9.10 per share and at December 31, 2003 is approximately $526,000,000, based on the IPO common stock value of $21.00 per share.

Property and Equipment

      Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from three to seven years. Leasehold improvements are amortized over the estimated useful lives of the assets or related lease terms, whichever is shorter.

Impairment of Long-Lived Asset

      Effective January 1, 2002, the Company assesses impairment of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Assessments of the recoverability of long-lived assets are conducted when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based upon the ability to recover the asset from the expected future undiscounted cash flows of related operations. No events have been identified that caused an evaluation of the recoverability of the long-lived assets for the years ended December 31, 2001, 2002 and 2003.

Revenue Recognition

      Revenues associated with the Company’s collaboration with Pfizer consist of non-refundable, up-front license fees and reimbursement of development expenses.

EYETECH PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company uses revenue recognition criteria outlined in Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and Emerging Issues Task Force (“EITF”) Issue 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Accordingly, revenues from licensing agreements are recognized based on the performance requirements of the agreement. Non-refundable up-front fees, where the Company has an ongoing involvement or performance obligation, are generally recorded as deferred revenue in the balance sheet and amortized into license fees in the statement of operations over the term of the performance obligation.

      Revenues derived from reimbursements of costs associated with the development of Macugen are recorded in compliance with EITF Issue 99-19 “Reporting Revenue Gross as a Principal Versus Net as an Agent” (“EITF 99-19”), and EITF Issue 01-14 “Income Statement Characterization of Reimbursements Received For “Out-of-Pocket” Expenses Incurred” (“EITF 01-14”). According to the criteria established by these EITF Issues, in transactions where the Company acts as a principal, with discretion to choose suppliers, bears credit risk and performs part of the services required in the transaction, the Company has met the criteria to record revenue for the gross amount of the reimbursements.

Research and Development Costs

      Research and development costs are expensed as incurred.

Stock-Based Compensation

      In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” (“SFAS 148”) was issued. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In addition, SFAS 148 amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company adopted the disclosure requirements of SFAS 148 effective December 31, 2002. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting prescribed in APB 25 and, accordingly, does not recognize compensation expense for stock option grants made at an exercise price equal to or in excess of the fair market value of the stock at the date of grant.

EYETECH PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Had compensation cost for the Company’s outstanding employee stock options been determined based on the fair value at the grant dates for those options consistent with SFAS 123, the Company’s net loss and basic and diluted net loss per share, would have been changed to the following pro forma amounts:

	Year Ended December 31,

	2001	2002	2003

Net loss attributable to common stockholders, as reported	$(27,174,242)	$(48,269,744)	$(49,859,627)
Add: Non-cash employee compensation as reported	118,000	238,600	2,344,153
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(216,155)	(350,877)	(2,450,510)

SFAS 123 pro forma net loss	$(27,272,397)	$(48,382,021)	$(49,965,984)

Basic and diluted loss attributable to common stockholders per share, as reported	$(7.43)	$(13.06)	$(12.62)

Basic and diluted loss attributable to common stockholders per share, SFAS 123 pro forma	$(7.45)	$(13.09)	$(12.65)

Unaudited pro forma basic and diluted net loss attributable to common stockholders per share (Note 2), SFAS 123 pro forma			$(1.78)

      SFAS 123 pro forma information regarding net loss is required by SFAS 123, and has been determined as if the Company had accounted for its stock-based employee compensation under the fair value method prescribed in SFAS 123. The fair value of the options was estimated at the date of grant using the minimum value pricing model since the Company did not complete its IPO until January 29February      , 2004, with the following assumptions:

	Year Ended December 31,

	2001	2002	2003

Risk-free interest rate	5.0%	3.5%- 5.0%	2.8%- 4.2%
Dividend yield	0%	0%	0%
Expected life	7 years	7 years	5 years

      The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. Pro forma compensation related to stock option grants is expensed over their respective vesting periods.

      The Company accounts for options issued to nonemployees under SFAS 123 and EITF Issue 96-18 “Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services” (“EITF 96-18”). As such, the value of such unvested options is periodically remeasured and income or expense is recognized during their vesting terms.

Comprehensive Loss

      The Company reports comprehensive loss in accordance with SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”). SFAS 130 establishes rules for the reporting and display of comprehensive loss and its components. SFAS 130 requires unrealized gains on available-for-sale securities to be included in other comprehensive loss.

EYETECH PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

      The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Net Loss Per Share

      The Company computes net loss per share in accordance with Statement of Financial Accounting Standards 128, “Earnings per Share” (“SFAS No. 128”). Under the provisions of SFAS 128, basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the weighted-average number of common shares and dilutive common shares equivalents then outstanding. Common equivalent shares consist of the incremental common shares issuable upon the conversion of preferred stock, shares issuable upon the exercise of stock options and the conversion of preferred stock upon the exercise of warrants. Diluted EPS is identical to Basic EPS since common equivalent shares are excluded from the calculation, as their effect is anti-dilutive.

Pro Forma Information (Unaudited)

      The pro forma balance sheet as of December 31, 2003 reflects the automatic conversion of all outstanding shares of the Company’s convertible preferred stock into an aggregate of 25,182,278 shares of common stock upon completion of the Company’s IPO. The pro forma balance sheet as of December 31, 2003 does not include the exercise of 4,031,414 outstanding warrants exercisable for shares of the Company’s redeemable convertible preferred stock, which in turn automatically converted into shares of the Company’s common stock effective upon the closing of the Company’s IPO. The warrants were exercised by paying the exercise price in cash or pursuant to a cashless exercise feature based on the IPO price. Upon completion of the Company’s IPO, 469,360 warrants were exercised for cash and 1,867,124 were exercised under the cashless exercise provision through the exchange of 861,597 warrants. The pro forma balance sheet as of December 31, 2003 also does not include the exercise of outstanding warrants to purchase 833,333 shares of the Company’s redeemable convertible preferred stock, which became exercisable into the Company’s common stock effective upon the closing of the Company’s IPO.

      Pro forma basic and diluted net loss per share is computed using the weighted average number of common shares outstanding, including the pro forma effects of the automatic conversion of all outstanding convertible preferred stock into shares of the Company’s common stock effective upon the closing of the Company’s IPO, as if such conversion had occurred at the date of the original issuance. Accordingly, pro forma basic and diluted net loss per common share has been calculated assuming the preferred stock was converted as of the original date of issuance of the preferred stock. Pro forma common shares outstanding of 28,094,165 is based on the weighted average conversion of 24,143,684 shares of our convertible preferred stock as of December 31, 2003.

Reclassification

      Certain prior period amounts have been reclassified to conform to current year presentation.

Recently Issued Accounting Pronouncements

      During the year ended December 31, 2003, the Financial Accounting Standards Board (“FASB”) issued various accounting standards and interpretations, including FASB Statement No. 150, “Accounting for Certain

EYETECH PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”), Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51” and Interpretation No. 46-R “Consolidation of Variable Interest Entities” (“FIN 46-R”). Adoption of these standards and interpretations has not had a material effect on the Company’s financial condition, results of operations or liquidity.

3.	Available for Sale Investments

      Available for sale investments consist primarily of federal agency notes, asset backed securities, mortgage backed securities, corporate debt, United States treasury notes and municipal bonds at December 31, 2002 and 2003.

      The following is a summary of available for sale investments as of December 31, 2002 and 2003:

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

December 31, 2002
Maturities within one year:
Corporate notes	$6,143,763	$25,819	$(600)	$6,168,982
Federal agency notes	27,621,016	44,137	—	27,665,153
Mortgage backed securities	639,453	—	(1,738)	637,715
Asset backed securities	11,953,435	51,860	(37)	12,005,258

	46,357,667	121,816	(2,375)	46,477,108

Maturities between one to five years:
Federal agency notes	10,909,462	61,094	—	10,970,556
Mortgage backed securities	2,937,396	24,356	—	2,961,752
Asset backed securities	1,423,950	13,341	—	1,437,291
United States treasury notes	1,497,865	14,556	—	1,512,421

	16,768,673	113,347	—	16,882,020

Total	$63,126,340	$235,163	$(2,375)	$63,359,128

EYETECH PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

December 31, 2003
Maturities within one year:
Corporate notes	$24,386,443	$9,725	$(7,720)	$24,388,448
Federal agency notes	23,951,489	10,670	(1,695)	23,960,464
Mortgage backed securities	—	—	—	—
Asset backed securities	32,023,764	100,669	(2,463)	32,121,970
	80,361,696	121,064	(11,878)	80,470,882

Maturities between one to five years:
Corporate notes	16,316,113	12,833	(3,658)	16,325,288
Federal agency notes	6,909,507	1,031	(14,664)	6,895,874
Mortgage backed securities	730,202	8,486	—	738,688
Asset backed securities	—	—	—	—
Municipal bonds	1,911,724	17,617	—	1,929,341

	25,867,546	39,967	(18,322)	25,889,191

Total	$106,229,242	$161,031	$(30,200)	$106,360,073

4.	Property and Equipment

      Property and equipment consists of the following:

	December 31,

	2002	2003

Furniture and office equipment	$479,660	$562,826
Computer equipment	688,877	1,728,918
Laboratory equipment	1,828,771	4,348,071
Leasehold improvements	454,857	559,108

	3,452,165	7,198,923
Accumulated depreciation and amortization	(440,164)	(1,331,341)

	$3,012,001	$5,867,582

      Included in property and equipment are assets recorded under capital leases with a cost of approximately $2,355,686 at December 31, 2002 and December 31, 2003. There were no assets under capital leases prior to 2002. Amortization of the assets recorded under capital leases is included with depreciation expense. The accumulated amortization related to these assets under capital leases was approximately $196,000 and $649,000 at December 31, 2002 and December 31, 2003, respectively.

EYETECH PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses consist of the following:

	December 31,

	2002	2003

Clinical development expenses	$3,418,016	$3,862,646
Manufacturing expenses	278,751	2,469,740
Payroll and related expenses	1,438,809	2,483,688
Professional fees	825,424	1,876,267
Collaboration payable	—	715,000
Other expenses	1,481,478	2,900,762

	$7,442,478	$14,308,103

6.	Redeemable Convertible Preferred Stock and Stockholders’ Deficit

Common Stock

      As of December 31, 2003, the Company is authorized to issue 60,000,000 shares of common stock. Each holder of common stock is entitled to one vote for each share of common stock held of record on all matters on which stockholders generally are entitled to vote.

      As of December 31, 2003, the Company had reserved shares of common stock for issuance as follows:

Common stock options	9,049,250
Conversion of Series A preferred stock	120,000
Conversion of Series B preferred stock	5,790,331
Conversion of Series C-1 and C-2 preferred stock	16,524,694
Conversion of Series D preferred stock	2,747,253
Exercise of warrants to purchase Series B, C-1 and C-2 preferred stock	4,031,414

38,262,942

      On September 10, 2003, the Company’s Board of Directors approved a Restated Certificate of Incorporation. The Restated Certificate of Incorporation, which was approved by stockholders in December 2003 and became effective upon the consummation of the Company’s IPO in February 2004, increased the Company’s authorized common stock to 125,000,000 shares and authorized 5,000,000 shares of preferred stock, issuable in one or more series to be designated by the Company’s Board of Directors.

      During 2001, employees and nonemployees exercised options to purchase 1,152,000 shares of the Company’s common stock for total consideration of $691,200. Of this amount, the Company loaned $600,000 to one of the purchasers of the stock pursuant to a full recourse note (see Note 10). Of those shares purchased, 1,075,000 were restricted, and generally vest over a four-year period. In connection with the termination of an executive, 500,000 shares vested immediately and 500,000 shares were cancelled. At December 2003, 6,250 shares remain restricted. Unvested shares are subject to the Company’s repurchase at the option’s exercise price. During 2002, one nonemployee exercised an option to purchase 10,000 shares of the Company’s common stock in exchange for $6,000 in cash. During 2003 employees and nonemployees exercised options to purchase 365,736 shares of the Company’s common stock in exchange for cash of $250,000 and a full recourse note of $34,000. Included in these purchases were 8,917 shares purchased by employees and 18,750 shares purchased by a nonemployee that had not yet vested. At December 31, 2003, 8,292 shares purchased by employees and 13,542 shares purchased by nonemployees remain restricted.

EYETECH PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Convertible Preferred Stock

      During March 2000, the Company sold 120,000 shares of Series A convertible preferred stock (“Series A”) for $150,000. During April 2000, the Company sold 5,766,332 shares of Series B redeemable convertible preferred stock (“Series B”) and warrants to purchase 1,142,902 shares of Series B for approximately $34,473,000, net of issuance costs. The Company’s estimate of the fair value of the warrants was determined to be $1,040,000. The warrants had an exercise price of $6.00.

      During January 2001, the Company sold 20,666 shares of Series B for $124,000.

      During July and August 2001, the Company sold 7,964,229 shares of Series C-1 redeemable convertible preferred stock (“Series C-1”) and warrants to purchase 1,592,846 shares of Series C-1 for approximately $53,461,000, net of issuance costs. The Company’s estimate of the fair value of the warrants was determined to be approximately $2,134,000. The warrants had an exercise price of $6.80.

      Upon the completion of certain defined events, the Company sold and issued to the purchasers of the Series C-1, 7,521,777 shares of Series C-2 redeemable convertible preferred stock (“Series C-2”) and warrants to purchase 1,504,354 shares of Series C-2 for approximately $54,157,000, net of issuance costs, in August 2002. The Company’s estimate of the fair value of the warrants was determined to be approximately $3,385,000. The warrants had an exercise price of $7.20.

      In 2002, the Company authorized the issuance of 2,747,253 shares of Series D convertible preferred stock (“Series D”). Concurrent with the closing in February 2003 of the agreements with Pfizer to jointly develop and commercialize Macugen, the Company sold 2,747,253 shares of Series D to Pfizer for $24,736,944, net of issuance costs.

      In 2003, certain holders of warrants to purchase Series B, Series C-1 and Series C-2 redeemable convertible preferred stock exercised warrants to purchase 3,333, 531,825 and 506,863 shares of Series B, Series C-1 and Series C-2 redeemable convertible preferred stock, respectively. Proceeds from these exercises were $7,286,000. In addition, through December 31, 2003 the Company received notification of exercise, conditional upon completion of the IPO, from warrant holders to purchase 16,667, 22,053 and 34,861 shares of Series B, Series C-1 and Series C-2 redeemable convertible preferred stock, respectively. Proceeds of $501,000 have been received by the Company and are classified as short-term liabilities at December 31, 2003, pending completion of the IPO.

      In connection with the Pfizer agreements, the Company has also agreed to sell, and Pfizer has agreed to purchase, up to $25,000,000 worth of additional capital stock upon the completion of certain milestones at the then current market price. Concurrent with the completion of the IPO, the Company sold to Pfizer $10,000,000 worth of common stock. Accordingly, after the IPO, Pfizer’s remaining commitment to purchase capital stock has been reduced to $15,000,000.

Preferred Stock Warrants

      The Company issued warrants in connection with the sale of Series B, Series C-1 and Series C-2 preferred stock. Concurrent with the completion of the IPO in February 2004, warrant holders exercised warrants to purchase 129,566, 134,256 and 131,957 shares of Series B, Series C-1 and Series C-2 stock, respectively. Proceeds from these exercises aggregated $2,640,000. In addition, other warrant holders exercised warrants, utilizing the cashless exercise provisions of the warrant agreements, to purchase 709,517, 611,746 and 545,861 shares of the Series B, Series C-1 and Series C-2 stock, respectively. These exercises resulted in the exchange of 283,819, 292,966 and 284,812 warrants as payment for the purchase of Series B, Series C-1 and Series C-2 stock, respectively. The exchange price of the warrants was the IPO price of $21.00 per share. At completion of the IPO, 833,333 warrants to purchase Series B redeemable convertible

EYETECH PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

preferred stock automatically converted into warrants to purchase 833,333 shares of common stock. These warrants remain outstanding after completion of the IPO.

Voting

      Preferred stockholders are entitled to the number of votes equal to the number of shares of common stock into which each share of preferred stock is convertible.

Dividends

      The holders of Series A, Series B, Series C-1, Series C-2 and Series D were entitled to annual non-cumulative dividends when, and if, declared, prior and in preference to any dividends payable on common stock, at a rate of $0.10 per share, $0.48 per share, $0.54 per share, $0.58 per share and $0.73 per share, respectively. As of December 31, 2003, no dividends had been declared. In connection with the conversion of preferred stock into common stock upon the completion of the IPO, all dividend rights ceased.

Liquidation

      In the event of a defined liquidation event (“Liquidation Event”), which includes a liquidation, dissolution, winding up of the Company or a merger, consolidation or reorganization of the Company that results in the transfer of 50% or more of the outstanding voting power of the Company or a sale of substantially all the assets of the Company, the Series A, Series B, Series C-1, Series C-2 and Series D preferred stockholders were entitled to, prior and in preference to any other stockholders, a liquidation preference distribution of the sum of 1.5 times the original per share purchase price paid to the Company, plus all declared and unpaid dividends, or if greater, the amount per share as would have been payable had each share of preferred stock been converted into the Company’s common stock prior to such Liquidation Event. The Series B, Series C-1, Series C-2 and Series D preferred stockholders rank senior in preference to the Series A preferred stockholders, and share ratably on a pari passu basis in the event of a liquidation. After payment of full preferential amount to Series A, Series B, Series C-1, Series C-2 and Series D preferred stockholders, the remaining assets shall be distributed ratably among the holders of common stock.

      The following table summarizes convertible preferred stock issued and outstanding (excluding preferred stock warrants of 4,031,414), with liquidation preferences for each series at December 31, 2003:

		Issued and	Liquidation
	Authorized Shares	Outstanding	Preference

Series A	120,000	120,000	$225,000
Series B	7,763,233	5,790,331	52,112,979
Series C-1	9,557,077	8,496,054	86,659,751
Series C-2	9,026,132	8,028,640	86,709,312
Series D	2,747,253	2,747,253	37,500,003

	29,213,695	25,182,278	$263,207,045

      In connection with the conversion of preferred stock into common stock upon the completion of the IPO, all liquidation rights ceased.

Conversion

      Each holder of Series A, Series B, Series C-1, Series C-2 and Series D had the ability to convert at any time, at its option, shares of preferred into common stock on a one-for-one basis subject to certain adjustments

EYETECH PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

including dilutive issuances and splits, as defined. All series of preferred stock were converted into common shares at the completion of the IPO.

Redemption

      At any time on or after July 20, 2010, at the request of the holders of not less than 66 2/3% of the then outstanding Series C-1, Series C-2 and a majority of the Series D and Series B or upon a liquidation event as defined above, the Company shall redeem for cash such convertible preferred stock at the greater of the sum of 1.5 times the original series issue price plus declared but unpaid dividends or the amount per share as would have been payable had each share been converted into common stock. Accordingly, the Company is recording and accreting the Series B, Series C-1, Series C-2 and Series D to its defined redemption value through July 20, 2010. Series A is not redeemable at the option of the holder. In connection with the conversion of preferred stock to common upon completion of the IPO, all redemption rights ceased.

7.	Stock Options

      The Company has reserved a maximum of 8,175,000 shares under the Company’s 2001 Stock Option Plan (the “2001 Plan”) and 2,747,500 shares for stock options granted prior to the adoption of the 2001 Plan. Stock options may be granted to employees and consultants. Granted stock options are immediately exercisable into restricted shares and generally vest over a four-year period with substantially all options vesting with respect to 25% of the shares on the first anniversary of the grant date and thereafter in thirty-six monthly installments. Options expire ten years from date of grant. Additionally, options that are exercised into restricted shares of common stock continue to vest under the original terms of the related options.

      The following table summarizes option activity for the Company:

		Weighted-
	Common Stock	Average
	Options	Exercise Price

Outstanding at January 1, 2001	1,147,500	$0.60
Granted	2,253,000	1.36
Exercised	(1,152,000)	0.60
Cancelled	(265,000)	6.94

Outstanding at December 31, 2001	1,983,500	1.24
Granted	1,885,000	1.38
Exercised	(10,000)	0.60
Cancelled	(105,084)	0.89

Outstanding at December 31, 2002	3,753,416	0.98
Granted	1,518,500	5.18
Exercised	(365,736)	0.78
Cancelled	(209,264)	2.33

Outstanding at December 31, 2003	4,696,916	$2.30

      The following table summarizes information about vested stock options outstanding:

	December 31,

	2001	2002	2003

Vested stock options	581,250	1,210,891	1,844,793
Weighted average exercise price	$0.60	$0.60	$0.87

EYETECH PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about stock options outstanding at December 31, 2003:

	Options		Weighted-Average
	Outstanding and		Remaining
Exercise Price	Exercisable	Options Vested	Contractual Life

$ 0.60	1,482,500	1,225,304	7.01
1.00	60,000	35,416	7.86
1.36	926,916	366,802	8.36
1.44	746,500	202,953	8.91
2.91	264,500	19,318	9.26
3.50	890,500	(5,000)	9.54
10.00	228,500	—	9.74
14.00	97,500	—	9.87

	4,696,916	1,844,793	8.39

      In connection with the granting of employee stock options in 2001, 2002 and 2003, the Company recorded deferred compensation of approximately $321,000, $1,335,000 and $15,001,000, respectively. Deferred compensation is being amortized over the vesting period of the options resulting in non-cash stock-based compensation expense of approximately $118,000, $239,000 and $2,344,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

      For the years ended December 31, 2001, 2002, and 2003, the Company granted a total of 345,500, 137,500 and 5,000, respectively, in stock options to certain consultants and Scientific Advisory Board members. The Company has accounted for these options in accordance with EITF 96-18 and, accordingly, recorded non-cash expense of $264,000, $1,049,000 and $2,397,000 for the years ended December 31, 2001, 2002, and 2003, respectively. The Company will continue to remeasure the fair value of unvested stock options to these consultants and Scientific Advisory Board members until vesting is complete.

      On September 10, 2003, the Company’s Board of Directors approved the Company’s 2003 Stock Incentive Plan (the “2003 Incentive Plan”). The 2003 Incentive Plan, which was approved by stockholders in December 2003, became effective on February 4, 2004, the date that the registration statement relating to the Company’s IPO was declared effective. Under the 2003 Incentive Plan, 4,400,000 shares of common stock are authorized for issuance, subject to annual increases beginning in 2005 in accordance with the terms of the 2003 Incentive Plan. Upon effectiveness of the 2003 Incentive Plan, the Company will grant no further stock options or other awards under the Company’s 2001 Plan.

      On September 10, 2003, the Company’s Board of Directors approved the Company’s 2003 Employee Stock Purchase Plan (the “2003 Purchase Plan”). The 2003 Purchase Plan, which was approved by stockholders in December 2003, became effective on February 4, 2004, the date that the registration statement relating to the Company’s IPO was declared effective. Under the 2003 Purchase Plan, 500,000 shares of common stock are reserved for sale to participating employees at an amount equal to 85% of the lower of the closing price of our common stock on the first day or the last day of the offering period.

EYETECH PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Loss Per Share

      The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per share.

	Year Ended December 31,

	2001	2002	2003

Numerator:
Net Loss	$(24,679,930)	$(43,173,462)	$(40,699,245)
Preferred stock accretion	(2,494,312)	(5,096,282)	(9,160,382)

Numerator for basic and diluted net loss attributable to common stockholders per share — net loss attributable for common stockholders	$(27,174,242)	$(48,269,744)	$(49,859,627)

Denominator:
Denominator for basic and dilutive net loss attributable to common stockholders per share — weighted average shares	3,659,422	3,697,192	3,950,481

Basic and diluted net loss attributable to common stockholders per share	$(7.43)	$(13.06)	$(12.62)

Denominator for unaudited pro forma basic and diluted net loss attributable to common stockholders per share — weighted average shares (Note 2)			28,094,165

Unaudited pro forma basic and diluted net loss attributable to common stockholders per share (Note 2)			$(1.77)

      The following table shows dilutive common share equivalents outstanding, which are not included in the above historical calculations, as the effect of their inclusion is anti-dilutive during each period:

	Year Ended December 31,

	2001	2002	2003

Preferred stock	13,871,227	21,393,004	25,182,278
Options	1,983,500	3,753,416	4,696,916
Warrants	3,569,081	5,073,435	4,031,414

	19,423,808	30,219,855	33,910,608

9.	Income Taxes

      At December 31, 2003, the Company has a net operating loss for federal income tax purposes of approximately $43,315,000, which begins to expire in 2020.

      The Company has research and development tax credit carry forwards at December 31, 2003 of approximately $1,027,000, which will expire in 2022. The Company also has alternative minimum tax credit carry forwards at December 31, 2003 of approximately $833,000, which are available for use against the Company’s regular tax liability in the future. If an ownership change, as defined under Internal Revenue Code Section 382, occurs, the use of these carry forwards may be subject to limitation.

EYETECH PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Provision for income tax at December 31, 2003 consists of:

Current Federal alternative minimum tax	$833,000
Current State taxes	$855,000

$1,688,000

      Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to net operating loss carryforwards and deferred license fee revenue. For the year ended December 31, 2003 the change in valuation allowance was approximately $17,703,000. At December 31, 2002 and 2003, a valuation allowance was recorded to fully offset the net deferred tax asset. Significant components of the Company’s deferred tax assets are as follows:

	Year Ending December 31,

	2002	2003

Deferred tax assets:
Net operating loss carryforwards	$29,864,000	$17,326,000
Accrued bonus	505,000	—
Stock-based compensation	707,000	2,286,000
Start-up costs, net of amortization	236,000	122,000
Deferred license fee revenue	—	28,167,000
Alternative minimum tax credit	—	833,000
Research and development tax credit	—	1,027,000
Other	62,000	197,000

Total gross deferred tax assets	31,374,000	49,958,000

Deferred tax liabilities:
Depreciation	(112,000)	(993,000)

Total gross deferred tax liabilities	(112,000)	(993,000)

Valuation allowance	(31,262,000)	(48,965,000)

Net deferred tax assets	$—	$—

      A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 31, 2002 and 2003 is as follows:

	Year Ended December 31,

	2001	2002	2003

Statutory rate	(34)%	(34)%	(34)%
State and local income taxes (net of federal tax benefit)	(6)	(6)	(4)
Tax credits	—	—	(3)
Change in valuation allowance	40	40	45

	0%	0%	4%

10.	Loans to Stockholders

      On January 15, 2001, the Company hired a new President and Chief Operating Officer (the “Executive”). The employment agreement with the Executive provided for a $600,000 loan the proceeds of which

EYETECH PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was used to exercise 1,000,000 stock options at a per share exercise price of $0.60. The 1,000,000 restricted common shares were to vest over a four-year period. The loan was a full-recourse note and was non-interest bearing. Additionally, the Company loaned the Executive an additional $500,000. This loan was also non-interest bearing.

      On November 8, 2001, the Company and the Executive mutually agreed to terminate the employment of the Executive. In connection with the termination agreement, 500,000 of the 1,000,000 restricted common shares were immediately vested, and the Company exercised its right to repurchase the remaining 500,000 unvested shares at the original exercise price of $0.60 or $300,000, which was credited to the $600,000 loan principal due from the Executive. The Executive repaid $5,000 of the loan principal during 2002. The remaining loan balance of $295,000 is due in January 2007 and is collateralized by 500,000 restricted common shares. Additionally, the Company forgave $250,000 of the $500,000 loan principal which was included as additional expense. The remaining $250,000 of the loan principal was repaid during 2002.

11.	Collaboration Agreements

      In March 2000, the Company licensed the rights to certain technology from a corporate licensor in exchange for an up-front license fee of $7,000,000 and a warrant to purchase 833,333 shares of Series B Convertible Preferred Stock at an exercise price of $6.00 per share. The warrant is exercisable at any time through March 30, 2005. In addition, the Company may be required to make additional payments aggregating up to $25,000,000 upon the achievement of development and commercial launch milestones specified in the licensing agreement.

      In December 2001, the Company signed a license agreement for the nonexclusive rights to certain technology from a corporate licensor in exchange for an initial irrevocable and nonrefundable license fee of $2,000,000, which was paid in 2002. Additionally, the Company may be required to make additional payments aggregating up to $4,000,000 upon the achievement of specified regulatory milestones with respect to the use of Macugen for the treatment of AMD and aggregating up to $2,750,000 upon the achievement of specified regulatory milestones with respect to the use of Macugen for other therapeutic indications. For the year ended December 31, 2001, the Company recorded the $2,000,000 license fee as a research and development expense.

      In February 2002, the Company entered into a license, manufacturing and supply agreement for the use of certain technology rights to certain patents of a component of Macugen. The contract calls for specified pricing based on quantities purchased. The Company paid an up-front license fee of $1,500,000 and may be required to make additional payments aggregating up to $4,500,000 upon the achievement of specified development milestones with respect to Macugen. The Company may credit a portion of its future milestones payments against a portion of the royalty payments that it may be required to make under this agreement. For the year ended December 31, 2002, the Company recorded the $1,500,000 license fee as a research and development expense.

      In December 2002, Pfizer and the Company entered into several concurrent agreements to jointly develop and commercialize Macugen. Under the terms of the agreement, which became effective February 3, 2003 when government approval was obtained, Pfizer made initial payments of $100,000,000 which included the purchase of 2,747,253 shares of the Company’s Series D preferred stock for $24,736,944, net of issuance costs and a $75,000,000 initial license fee which is being amortized over the expected term of the agreement (estimated at 15 years). In addition, the Company has agreed to sell to Pfizer and Pfizer has agreed to purchase from the Company, up to an additional $25,000,000 of the Company’s capital stock at the then current market price upon the completion of certain events, including $10,000,000 of the Company’s common stock at the IPO price concurrently with the successful completion of an IPO. Concurrent with the IPO, Pfizer purchased 476,190 shares of common stock at $21.00 per share.

EYETECH PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Based on the achievement of certain specified worldwide regulatory submission and approvals, the Company would be eligible to receive up to an additional $195,500,000 in milestone payments. The Company also has the potential to receive up to an additional $450,000,000 in milestone payments, which are contingent upon successful commercialization of Macugen and which are based on attainment of agreed-upon sales levels. Pfizer may terminate the collaboration relationship upon six to twelve months’ prior notice, depending on when such notice is given.

      If approved, Macugen will be co-promoted by the Company and Pfizer in the United States where Eyetech will have an ophthalmology sales force, maintain the inventory and book all United States product sales. The Company and Pfizer will share in profits and losses from the sale of Macugen products in the United States. Outside the United States, Pfizer will market the product exclusively under a license, for which the Company will receive royalty income. As part of the agreement, the Company will begin to assemble a sales force prior to commercial launch of Macugen, which also allows for the detailing Pfizer’s Xalatan® ophthalmologic treatment in exchange for specified royalties.

      Under the terms of the agreement, both parties will expend funds related to the co-promotion and development of Macugen. Pfizer will generally fund a majority of the ongoing development costs incurred pursuant to an agreed upon development plan covering the development of Macugen for AMD, DME, retinal vein occlusion and other agreed upon ophthalmic indications. In certain instances, the Company will reimburse Pfizer for the Company’s share of costs that Pfizer incurs. This funding resulted in the recognition by the Company of $36,835,829 in revenue and $3,305,552 in research and development and marketing expenses during 2003. Through December 31, 2003, Pfizer has made payments to the Company of $31,683,277. Accordingly, at December 31, 2003, the Company has recorded a collaboration receivable for the net amount of $2,562,000 and a collaboration payable of $715,000. In addition, the Company recognized $4,583,337 in connection with the amortization of the $75,000,000 initial license fee paid by Pfizer.

12.	Capital Leases

      The Company leases laboratory equipment and other equipment under capital leases that bear interest from 9.6% to 10.1% and expire in 2006. The following is a schedule of the future minimum lease payments under these capital leases as of December 31, 2003:

2004	$756,000
2005	694,000
2006	438,000

Total	1,888,000
Less amount representing interest	232,000

Present value of the minimum lease payments	1,656,000
Less current portion of capital lease obligations	618,000

$1,038,000

13.	Commitments

      The Company leases office and laboratory space in New York, New York, Cedar Knolls, New Jersey and Woburn, Massachusetts. During 2002, the Company leased certain office space in New York, New York, which expires on July 31, 2007. Under existing lease agreements, the Company has secured bank letters of credit totaling approximately $2,624,000, which are fully cash collateralized and the cash is categorized as restricted cash in the balance sheet. Additionally, the Company has obtained a $3,000,000 secured bank letter

EYETECH PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of credit in anticipation of entering into a leasing commitment for operational and administrative facilities. (Note 16)

      Rent expense for the years ended December 31, 2001, 2002 and December 31, 2003 was approximately $482,000, $1,380,000 and $1,316,000, respectively. Future minimum lease commitments, net of sublease income, are as follows:

2004	$1,556,000
2005	1,564,000
2006	1,577,000
2007	1,237,000
2008	876,000
Thereafter	1,504,000

$8,314,000

      Under certain of the Company’s collaborative agreements it is obligated to make specified payments upon achieving specified milestones relating to the development and regulatory approval of Macugen. These contingent payment obligations are not included in the above table.

14.	401(k) Plan

      The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations. The Company has discretion to make contributions to the plan. However, to date no contributions have been made.

EYETECH PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Selected Quarterly Financial Data (Unaudited)

	Quarter Ended

	March 31	June 30	September 30	December 31

2001
Net loss	$(4,581,212)	$(6,041,233)	$(4,816,970)	$(9,240,515)
Net loss attributable to common stockholders	(4,958,852)	(6,419,327)	(5,588,020)	(10,208,043)
Basic and diluted net (loss) per common share*	$(1.65)	$(1.74)	$(1.36)	$(2.68)
2002
Net loss	$(8,747,753)	$(9,631,821)	$(10,697,851)	$(14,096,037)
Net loss attributable to common stockholders	(9,833,552)	(10,717,620)	(11,971,922)	(15,746,650)
Basic and diluted net (loss) per common share*	$(2.69)	$(2.93)	$(3.20)	$(4.22)
2003 (Restated)**
License fees	$833,334	$1,250,001	$1,250,001	$1,250,001
Reimbursement of development costs	6,475,830	9,948,756	11,143,313	9,267,930
Net loss	(5,422,172)	(9,071,789)	(14,308,255)	(11,897,029)
Net loss attributable to common stockholders	(7,681,135)	(11,330,753)	(16,583,830)	(14,263,909)
Basic and diluted net (loss) per common share*	$(2.04)	$(2.88)	$(4.12)	$(3.50)

*	Per common share amounts for the quarters and full years have been calculated separately. Accordingly, quarterly amounts do not add to the annual amount because of differences in the weighted average common shares outstanding during each period principally due to the effect of the Company’s issuing shares of its common stock during the year.

Diluted EPS is identical to Basic EPS since common equivalent shares are excluded from the calculation, as their effect is anti-dilutive.

**	The quarterly results for the reimbursement of development costs for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003 have been restated due to certain reclassifications of reimbursable costs that were made to quarterly billings in connection with the Company’s collaboration with Pfizer. These restatements do not alter the full year results or amounts receivable under the collaboration at December 31, 2003.

16.	Subsequent Events

Lease for New Corporate Headquarters Space

      In January 2004, the Company entered into a sub-sublease arrangement for additional office space in New York, NY to be used as new corporate operational and administrative space. Under the terms of the sub-sublease, the Company will lease 62,000 square feet of space through 2020 at an initial rate of $45 per square foot, subject to periodic rate increases. As security for the sublease, we have named the sub-landlord as beneficiary under a secured bank letter of credit in the amount of $3,000,000. (Note 13)

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of the Registrant
3.3		Amended and Restated Bylaws of the Registrant
4	.1(1)	Specimen Certificate evidencing shares of common stock
4	.2(2)	Warrant Agreement, dated as of March 31, 2000, by and between the Registrant and Gilead Sciences, Inc.
4	.3(2)	Warrant Agreement Amendment, dated as of September 4, 2003, by and among the Registrant, Gilead Sciences, Inc. and University License Equity Holdings, Inc.
4	.4†(3)	Series D Preferred Stock Purchase Agreement, dated as of December 17, 2002, by and between the Registrant, Pfizer Ireland Pharmaceuticals and Pfizer Inc.
4	.5(2)	Amended and Restated Investors’ Rights Agreement, dated as of February 7, 2003, by and among the Registrant and the parties listed therein
10	.1(2)	2001 Stock Plan, as amended
10.2		2003 Stock Incentive Plan
10.3		2003 Employee Stock Purchase Plan
10	.4†(3)	License Agreement, dated as of December 17, 2002, by and between Pfizer Inc. and the Registrant
10	.5†(3)	Collaboration Agreement, dated as of December 17, 2002, by and between Pfizer Inc. and the Registrant
10	.6†(3)	License, Manufacturing and Supply Agreement, dated February 5, 2002, by and between Shearwater Corporation and the Registrant
10	.7†(3)	Licensing Agreement, dated as of March 30, 2000 and amended on May 9, 2000, December 4, 2001 and April 12, 2002, by and between Gilead Sciences, Inc. and the Registrant
10	.8†(3)	License Agreement, dated as of December 31, 2001, by and between Isis Pharmaceuticals, Inc. and the Registrant
10	.9(2)	Consulting Agreement, dated as of October 30, 2001, by and between the Registrant and Samir Patel
10	.10(2)	Executive Employment Agreement, dated as of April 12, 2000, by and between the Registrant and David R. Guyer
10	.11(2)	Amendment to Executive Employment Agreement, dated as of August 25, 2003, by and between the Registrant and David R. Guyer
10	.12(2)	Employment Agreement, dated as of August 25, 2003, by and between Paul Chaney and the Registrant
10	.13(2)	Employment Agreement, dated as of February 1, 2002, by and between the Registrant and Glenn Sblendorio
10	.14(1)	Amendment to Employment Agreement, dated as of October 17, 2003, by and between the Registrant and Glenn Sblendorio
10	.15(2)	Employment Agreement, dated as of April 12, 2002, by and between the Registrant and Anthony P. Adamis
10	.16(1)	Amendment to Employment Agreement, dated as of October 20, 2003, by and between the Registrant and Anthony P. Adamis
10	.17(2)	Employment Agreement, dated as of August 25, 2003, by and between Douglas H. Altschuler and the Registrant
10	.18(2)	Restricted Stock Purchase Promissory Note, dated July 1, 2002, issued by Anthony P. Adamis to the Registrant

Exhibit
Number		Description

10	.19(2)	Stock Pledge Agreement, dated July 1, 2002, by and between Anthony P. Adamis and the Registrant
10	.20(2)	Sublease Agreement, dated as of December 19, 2001 and amended as of February 22, 2002, by and between AnswerThink, Inc., successor in interest to AnswerThink Consulting Group, Inc., and the Registrant
10	.21(2)	Lease Agreement, dated March 14, 2002, by and between First Industrial, L.P. and the Registrant
10	.22(2)	Commercial Lease, dated March 27, 2002, by and between Cummings Properties, LLC and the Registrant
10	.23†(3)	Manufacturing and Supply Agreement, dated as of November 11, 2003, by and between Raylo Chemicals, Inc. and the Registrant
10	.24†(4)	Letter of Understanding, effective as of September 1, 2003, by and between the Registrant and Raylo Chemicals, Inc., as amended
10	.25†(4)	Manufacturing and Supply Agreement, dated as of November 26, 2003 by and between the Registrant and Gilead Sciences, Inc.
10	.26(5)	Sub-Sublease Agreement, dated December 19, 2003, by and between Instinet Global Holdings, Inc. and the Registrant
21.1		List of Subsidiaries
23.1		Consent of Ernst & Young LLP
31.1		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2		Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1		Section 1350 Certification of Chief Executive Officer
32.2		Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 333-108781) filed on October 21, 2003

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 333-108781) filed on September 12, 2003

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 333-108781) filed on January 22, 2004

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 333-108781) filed on December 18, 2003

(5)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 333-108781) filed on January 27, 2004

†	Confidential treatment granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.