Form 10-Q
period 2004-03-31
EYETECH PHARMACEUTICALS INC
filed 2004-05-12
CIK 1115285

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _________  TO __________

                        COMMISSION FILE NUMBER: 000-50516

                          ---------------------------

                          EYETECH PHARMACEUTICALS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                    13-4104684
   (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

                           3 TIMES SQUARE, 12TH FLOOR
                            NEW YORK, NEW YORK 10036
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)

                                 (212) 824-3100
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                    NO CHANGE
         (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED
                               SINCE LAST REPORT)

                          ---------------------------

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

      The number of shares of registrant's common stock outstanding on May 10, 2004 was 40,374,610.

===============================================================================

                                TABLE OF CONTENTS

                                                                                                            PAGE NO.
                                                                                                            --------
                                     PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements..............................................................................    1

Condensed Consolidated Balance Sheets as of December 31, 2003 and March 31, 2004 (unaudited)...............    1

         Condensed Consolidated Statements of Operations for the three months
             ended March 31, 2003 and March 31, 2004 (unaudited)...........................................    2

         Condensed Consolidated Statements of Cash Flows for the three months
             ended March 31, 2003 and March 31, 2004 (unaudited)...........................................    3

         Notes to Condensed Unaudited Consolidated Financial Statements....................................    4

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations.................................................   10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........................................   32

Item 4.  Controls and Procedures...........................................................................   32

                                       PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................................................   33

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities..................   33

Item 3.  Defaults Upon Senior Securities...................................................................   34

Item 4.  Submission of Matters to a Vote of Security Holders...............................................   34

Item 5.  Other Information.................................................................................   34

Item 6.  Exhibits and Reports on Form 8-K..................................................................   34

Signatures.................................................................................................   36

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          EYETECH PHARMACEUTICALS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        DECEMBER 31,        MARCH 31,
                                                                       -------------      ------------
                                                                           2003               2004
                                                                       -------------      ------------
                                                                                          (unaudited)
                                         ASSETS
Current assets:
  Cash and cash equivalents........................................    $  25,013,756     $ 128,648,696
  Marketable securities............................................      106,360,073       138,266,452
  Collaboration receivable.........................................        2,562,000         4,502,000
  Prepaid expenses and other current assets........................        1,301,027         3,017,675
                                                                       -------------     -------------
Total current assets...............................................      135,236,856       274,434,823
Property and equipment, net........................................        5,867,582         7,331,813
Restricted cash....................................................        5,623,865         5,623,865
Other assets.......................................................        2,751,375         1,087,688
                                                                       -------------     -------------
Total assets.......................................................    $ 149,479,678     $ 288,478,189
                                                                       =============     =============
                          LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Accounts payable and accrued expenses............................    $  14,308,103     $   9,606,981
  Deferred revenue, current portion................................        5,000,000         5,214,871
  Capital lease obligations, current portion.......................          618,350           633,826
  Deferred rent liability, current portion.........................          171,856           171,857
                                                                       -------------     -------------
Total current liabilities..........................................       20,098,309        15,627,535
Deferred revenue, net of current portion...........................       65,416,663        65,457,791
Capital lease obligations, net of current portion..................        1,038,279           873,900
Other liabilities, net of current portion..........................          425,761           949,234
Redeemable convertible preferred stock -- $.01
  par value; 29,093,695 shares authorized;
  25,062,278 and none issued and outstanding at
  December 31, 2003 and March 31, 2004,
  respectively, liquidation preference of
  $252,053,310 as of December 31, 2003.............................      185,506,532                --
Stockholders' (deficit) equity:
  Convertible preferred stock -- $.01 par
   value; 120,000 and none authorized, issued
   and outstanding at December 31, 2003 and
   March 31, 2004, respectively; liquidation
   preference of $225,000 as of December 31, 2003..................          150,000                --
  Preferred stock -- $.01 par value; 5,000,000
   shares authorized, none issued and
   outstanding at December 31, 2003 and March
   31, 2004........................................................               --                --
  Common stock -- $.01 par value; 60,000,000
   and 125,000,000 shares authorized;
   4,527,736 issued and 4,102,736 outstanding
   at December 31, 2003; 40,762,109 issued and
   40,337,109 outstanding at March 31, 2004........................           45,277           407,621
  Additional paid-in capital.......................................       28,804,713       373,844,810
  Loans to stockholders............................................         (430,666)         (430,666)
  Deferred compensation............................................      (13,956,265)      (14,840,850)
  Treasury stock, at cost..........................................         (255,000)         (255,000)
  Accumulated other comprehensive income...........................          130,831           166,327
  Accumulated deficit..............................................     (137,494,756)     (153,322,513)
                                                                       -------------     -------------
Total stockholders' (deficit) equity...............................     (123,005,866)      205,569,729
                                                                       -------------     -------------
Total liabilities and stockholders' (deficit) equity...............    $ 149,479,678     $ 288,478,189
                                                                       =============     =============

        See accompanying notes to these unaudited financial statements.

                          EYETECH PHARMACEUTICALS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 THREE MONTHS ENDED MARCH 31,
                                                ------------------------------
                                                    2003             2004
                                                ------------      ------------
                                                 (UNAUDITED)       (UNAUDITED)
Collaboration revenue:
  License fees.............................     $    833,334      $  1,250,000
  Reimbursement of development
  costs....................................        6,475,830        10,462,600
                                                ------------      ------------
Total collaboration revenue................        7,309,164        11,712,600
Operating expenses:
  Research and development.................       11,616,643        21,930,892
  Sales and marketing......................          568,443         3,799,229
  General and administrative...............        1,103,146         1,642,661
                                                ------------      ------------
Total operating expenses...................       13,288,232        27,372,782
                                                ------------      ------------
Loss from operations.......................       (5,979,068)      (15,660,182)
Interest income............................          618,476           694,708
Interest expense...........................          (61,580)          (46,271)
                                                ------------      ------------
Net loss...................................       (5,422,172)      (15,011,745)
Preferred stock accretion..................       (2,258,963)         (816,012)
                                                ------------      ------------
Net loss attributable to common
  stockholders.............................     $ (7,681,135)     $(15,827,757)
                                                ============      ============
Basic and diluted net loss  attributable to
  common stockholders per share                 $      (2.04)     $      (0.57)
                                                ============      ============
Weighted average shares outstanding --
  basic and diluted                                3,760,796        27,529,863
                                                ============      ============
Pro forma basic and diluted net
  loss attributable to common
  stockholders per share...................     $      (0.29)     $      (0.44)
                                                ============      ============
Weighted average shares outstanding --
  pro forma basic and diluted                     26,863,202        35,782,390
                                                ============      ============

      See accompanying notes to these unaudited financial statements.

                          EYETECH PHARMACEUTICALS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           THREE MONTHS ENDED MARCH 31,
                                                          -------------------------------
                                                              2003             2004
                                                          ------------    ---------------
                                                           (unaudited)      (unaudited)
OPERATING ACTIVITIES
Net loss...........................................       $ (5,422,172)   $   (15,011,745)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Depreciation and amortization...................            181,191            551,726
   Noncash stock-based compensation................                 --          1,945,605
   (Gain) loss on sale of marketable securities....                 --              6,937
   Changes in operating assets and liabilities:
    Collaboration receivable.......................         (5,945,954)          (434,000)
    Prepaid expenses and other current assets......            301,009         (1,379,572)
    Other assets...................................           (144,980)           (37,537)
    Accounts payable and accrued expenses..........         (1,422,261)        (4,200,158)
    Deferred revenue...............................         74,166,666         (1,250,000)
    Other liabilities..............................           (105,974)           523,473
                                                          ------------    ---------------
Net cash provided by (used in) operating activities         61,607,525        (19,285,271)
INVESTING ACTIVITIES
Purchases of property and equipment................           (907,763)        (2,015,957)
Purchase of marketable securities..................        (52,639,104)    (1,822,600,498)
Proceeds from sale of marketable securities........         22,956,901      1,790,722,677
Repayment of loan to stockholders..................                750                 --
Increase in prepaid expenses and other current
  assets...........................................            (24,108)          (337,076)
Net cash (used in) investing activities............        (30,613,324)       (34,230,854)
FINANCING ACTIVITIES
Proceeds from issuance of common stock, net........             39,333        154,659,541
Proceeds from issuance of redeemable convertible
  preferred stock and warrants, net................         24,994,988          2,640,427
Repayment of capital lease obligations.............           (135,191)          (148,903)
                                                          ------------    ---------------
Net cash provided by financing activities..........         24,899,130        157,151,065
                                                          ------------    ---------------
Net increase in cash and cash equivalents..........         55,893,331        103,634,940
Cash and cash equivalents at beginning of period...          5,791,845         25,013,756
                                                          ------------    ---------------
Cash and cash equivalents at end of period.........       $ 61,685,176       $128,648,696
                                                          ============    ===============
NONCASH FINANCING AND INVESTING ACTIVITIES
  Loans to stockholders in connection with exercise
   of stock options and stock purchase.............       $     34,416    $            --
                                                          ============    ===============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
Cash paid during the period for:
  Interest.........................................       $     61,580    $        46,271
                                                          ============    ===============
  Issuance of redeemable preferred stock on
       conditional exercise of warrants                   $         --    $       500,964
                                                          ============    ===============
  Conversion of redeemable and convertible
       preferred stock to common stock                    $         --    $   189,613,935
                                                          ============    ===============
  Expenses in connection with initial public
       offering of common stock reclassified to
       additional paid in capital                         $         --    $     1,701,223
                                                          ============    ===============

       See accompanying notes to these unaudited financial statements.

                          EYETECH PHARMACEUTICALS, INC.
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Eyetech Pharmaceuticals, Inc., together with its wholly owned subsidiary ("Eyetech" or the "Company"), is a biopharmaceutical company that specializes in the development and commercialization of novel therapeutics to treat diseases of the eye. The Company's initial focus is on diseases affecting the back of the eye, particularly the retina. The Company's most advanced product candidate is Macugen(TM) (pegaptanib sodium injection), which it is developing in a collaboration with Pfizer Inc. ("Pfizer") for the treatment of both the wet form of age-related macular degeneration, known as AMD, and for the treatment of diabetic macular edema, known as DME, which is a complication of diabetic retinopathy. In the second half of 2001, the Company initiated two phase 2/3 pivotal clinical trials of Macugen for the treatment of wet AMD. Based on the results from the first year of these trials, the Company plans to prepare and file in 2004 a new drug application with the United States Food and Drug Administration seeking marketing approval of Macugen for the treatment of wet AMD. The Company is also currently conducting a phase 2 clinical trial for the use of Macugen in the treatment of DME and recently announced preliminary data from this ongoing study.

The Company formed a wholly owned subsidiary in Ireland in 2002. There has been no activity in this company since inception in 2002. The Company operates in a single business segment.

Prior to February 2003, the Company operated as a development-stage company and did not generate any revenue. Effective February 2003, the Company exited the development stage when its several concurrent agreements with Pfizer became effective.

On February 4, 2004, the Company successfully completed an initial public offering of its common stock. The initial public offering consisted of the sale of 6,500,000 shares of common stock at a price of $21.00 per share. As part of the offering, the Company granted to the underwriters an option to purchase an additional 975,000 shares within 30 days of the initial public offering to cover over-allotments. This option was exercised in full in February 2004. Net proceeds from the initial public offering after deducting underwriters' discounts and expenses were $142.9 million. In addition, 476,190 shares of common stock were purchased concurrently with the initial public offering by Pfizer for $10 million as part of its commitment under Pfizer's collaboration with the Company.

We issued 5,073,435 warrants in connection with original issuances of preferred stock from April 2000 to August 2002 and the in-licensing of Macugen in April 2000. Prior to the closing of our initial public offering, 1,511,381 shares of preferred stock were issued in connection with warrant exercises providing $10.4 million in aggregate proceeds through March 31, 2004. Included in this amount were 73,581 shares issued pursuant to conditional exercises received during the quarter ended December 31, 2003 for proceeds of $0.5 million. An additional 1,867,124 shares of preferred stock were issued on a cashless basis to the holders of 2,728,721 preferred stock warrants, who surrendered 861,597 preferred stock warrants as payment for those shares. All outstanding shares of preferred stock, including those shares issued in connection with warrant exercises, were automatically converted to an equivalent number of shares of common stock upon the closing of our initial public offering. Additionally, warrants to purchase 833,333 shares of Series B preferred stock converted to an equal number of warrants to purchase an equal number of shares of common stock upon the closing of the initial public offering. These warrants were exercised during the quarter ended March 31, 2004 on a cashless basis, resulting in the issuance of 680,509 shares of common stock in exchange for the surrender of warrants to purchase 152,824 shares of common stock. No warrants remain outstanding at March 31, 2004.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented.

The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2004. These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATION

Certain reclassifications have been made to the prior year's information to conform to the 2004 presentation.

CASH EQUIVALENTS

The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents. At March 31, 2004, the Company had substantially all of its cash and cash equivalents deposited with one financial institution.

MARKETABLE SECURITIES

Marketable securities are classified as "available-for-sale" and are carried at market value with unrealized gains and losses reported as other comprehensive income or loss, which is a separate component of stockholders' deficit.

RESTRICTED CASH

Restricted cash of $5.6 million at March 31, 2004 collateralizes $5.6 million of outstanding letters of credit associated with the leases of the Company's office and laboratory facilities. The funds are invested in certificates of deposit.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash equivalents and marketable securities. The Company has established guidelines relating to diversification and maturities that allow the Company to manage risk.

REVENUE RECOGNITION

Revenues associated with the Company's collaboration with Pfizer consist of non-refundable, up-front license fees, reimbursement of development expenses and costs associated with the validation of the manufacturing process. The Company expects to record revenues and expenses in future periods related to equipment purchased which, under the terms of our agreement, Pfizer will reimburse to the Company a portion of the total cost of the equipment which will be recognized over the life of the equipment.

The Company uses revenue recognition criteria outlined in Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" and Emerging Issues Task Force ("EITF") Issue 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). Accordingly, revenues from licensing agreements are recognized based on the performance requirements of the agreement. Non-refundable up-front fees, where the Company has an ongoing involvement or performance obligation, are generally recorded as deferred revenue in the balance sheet and amortized into license fees in the statement of operations over the term of the performance obligation.

Revenues derived from reimbursements of costs associated with the development of Macugen are recorded in compliance with EITF Issue 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent" ("EITF 99-

19"), and EITF Issue 01-14, "Income Statement Characterization of Reimbursements Received For "Out-of-Pocket" Expenses Incurred" ("EITF 01-14"). According to the criteria established by these EITF Issues, in transactions where the Company acts as a principal, with discretion to choose suppliers, bears credit risk and performs part of the services required in the transaction, the Company has met the criteria to record revenue for the gross amount of the reimbursements.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred.

STOCK-BASED COMPENSATION

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In addition, SFAS 148 amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company adopted the disclosure requirements of SFAS 148 effective December 31, 2002. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting prescribed in APB 25 and, accordingly, does not recognize compensation expense for stock option grants made at an exercise price equal to or in excess of the fair market value of the stock at the date of grant.

Had compensation cost for the Company's outstanding employee stock options been determined based on the fair value at the grant dates for those options consistent with SFAS 123, the Company's net loss and basic and diluted net loss per share, would have been changed to the following pro forma amounts:

                                                THREE MONTHS ENDED MARCH 31,
                                              --------------------------------
                                                  2003               2004
                                              ------------        ------------
Net loss attributable to common
  stockholders, as reported............       $ (7,681,135)       $(15,827,757)
Add: Non-cash employee
  compensation as reported.............                 --           1,141,528
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method for all
  awards...............................           (166,477)         (1,777,981)
                                              ------------        ------------
SFAS 123 pro forma net loss............       $ (7,847,612)       $(16,464,210)
                                              ============        ============
Basic and diluted loss attributable to
  common stockholders per share, as
  reported.............................       $      (2.04)       $      (0.57)
                                              ============        ============
Basic and diluted loss attributable to
  common stockholders per share,
  SFAS 123 pro forma...................       $      (2.09)       $      (0.60)
                                              ============        ============

SFAS 123 pro forma information regarding net loss is required by SFAS 123, and has been determined as if the Company had accounted for its stock-based employee compensation under the fair value method prescribed in SFAS 123. The fair value of the options prior to completion of the Company's initial public offering was estimated at the date of grant using the minimum value pricing model. Upon completion of the initial public offering in February, 2004, the Company began using the Black-Scholes model to estimate fair value. The following assumptions were utilized for the calculations during each period:

                                 THREE MONTHS ENDED
                              -------------------------
                                      MARCH 31,
                              -------------------------
                               2003              2004
                              -------           -------
Risk-free interest rate        2.8%             3.86%
Dividend yield ........          0%                0%
Expected life .........       7 years           5 years
Volatility ............         N/A               76%

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. Pro forma compensation related to stock option grants is expensed over their respective vesting periods.

The Company accounts for options issued to nonemployees under SFAS 123 and EITF Issue 96-18 "Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services" ("EITF 96-18"). As such, the value of such unvested options is periodically remeasured and income or expense is recognized during their vesting terms.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). This standard addresses financial accounting and reporting for costs associated with an exit or disposal activities and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This standard nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring." This Standard is effective for exit or disposal activities initiated after December 31, 2002. The adoption of this statement did not have a material effect on the Company's results of operations, cash flows or financial position during the quarter ended March 31, 2004.

During 2003, the FASB issued various accounting standards and interpretations, including SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"), Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB 51" and Interpretation No. 46-R "Consolidation of Variable Interest Entities" ("FIN 46-R"). Adoption of these standards and interpretations has not had a material effect on the Company's financial condition, results of operations or liquidity. There have been no other accounting pronouncements made through March 31, 2004 that the Company expects will have a material effect on its results of operations, cash flows or financial position.

3. NET LOSS PER SHARE

The Company computes net loss per share in accordance with Statement of Financial Accounting Standards 128, "Earnings per Share" ("SFAS No. 128"). Under the provisions of SFAS 128, basic net loss per common share ("Basic EPS") is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Common equivalent shares consist of the incremental common shares issuable upon the conversion of preferred stock, shares issuable upon the exercise of stock options and the conversion of preferred stock upon the exercise of warrants. Diluted EPS is identical to Basic EPS since common equivalent shares are excluded from the calculation, as their effect is anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share for the three-month period ended March 31, 2003 and 2004:

                                              THREE MONTHS ENDED MARCH 31,
                                            --------------------------------
                                                2003                2004
                                            ------------        ------------
Numerator:
  Net Loss...........................       $ (5,422,172)       $(15,011,745)
  Preferred stock accretion..........         (2,258,963)           (816,012)
                                            ------------        ------------
Numerator for basic and diluted
  net loss attributable to common
  stockholders per share--
  net loss attributable to common
  stockholders.......................       $ (7,681,135)       $(15,827,757)
                                            ============        ============
Denominator:
  Denominator for basic and
   dilutive net loss  attributable to
   common  stockholders per
   share--weighted-average
   shares............................          3,760,796          27,529,863
                                            ============        ============
  Basic and diluted net
   loss attributable to
   common stockholders per
   share.............................       $      (2.04)       $      (0.57)
                                            ============        ============
Denominator for unaudited pro
  forma basic and diluted net loss
  attributable to common
  stockholders per share--
  weighted average shares............         26,863,202          35,782,390
                                            ============        ============
Unaudited pro forma basic and
  diluted net loss attributable to
  common stockholders per share......       $      (0.29)       $      (0.44)
                                            ============        ============

Pro forma basic and diluted net loss per share is computed using the weighted average number of common shares outstanding, including the pro forma effects of the automatic conversion of all outstanding convertible preferred stock into shares of the Company's common stock effective upon the closing of the Company's initial public offering, as if such conversion had occurred at the date of the original issuance. Accordingly, pro forma basic and diluted net loss per common share has been calculated assuming the preferred stock was converted as of the original date of issuance of the preferred stock

The following table shows dilutive common share equivalents outstanding on a weighted average basis, which are not included in the above historical calculations, as the effect of their inclusion is anti-dilutive during each period:

                    THREE MONTHS ENDED MARCH 31,
                    ----------------------------
                       2003              2004
                    ----------        ----------
Preferred stock     23,102,406         8,252,526
Options.......       3,553,000         5,717,164
Warrants......       5,073,435         1,845,521
                    ----------        ----------
                    31,728,841        15,815,211
                    ==========        ==========

4. COMPREHENSIVE LOSS

Comprehensive losses are primarily comprised of net losses, unrealized gains and losses on available for sales securities and currency translation adjustments. Comprehensive losses for the three months ended March 31, 2003 and 2004 were $5.4 million and $15.0 million, respectively.

5. STOCKHOLDERS' EQUITY

On February 4, 2004, the Company successfully completed an initial public offering of its common stock. The initial public offering consisted of the sale of 6,500,000 shares of common stock at a price of $21.00 per share. As part of the offering, the Company granted to the underwriters an option to purchase an additional 975,000 shares within 30 days of the initial public offering to cover over-allotments. This option was exercised in February 2004. Net proceeds from our initial public offering after deducting underwriter's discounts and expenses were $142.9 million. In addition, 476,190 shares of common stock were purchased concurrently with the initial public offering by Pfizer for $10 million as part of its commitment under our collaboration with Pfizer.

Prior to the closing of the Company's initial public offering, 469,360 shares of preferred stock were issued in connection with warrant exercises providing $2.6 million in proceeds during the quarter ended March 31, 2004. Included in this amount were 73,581 shares issued pursuant to conditional exercises received during the quarter ended December 31, 2003 for proceeds of $0.5 million. An additional 1,867,124 shares of preferred stock were issued on a cashless basis to the holders of 2,728,721 preferred stock warrants, who surrendered 861,597 preferred stock warrants as payment for those shares. All outstanding shares of preferred stock, including those shares issued in connection with warrant exercises, were automatically converted to an equivalent number of shares of common stock upon the closing of our initial public offering. Additionally, warrants to purchase 833,333 shares of Series B preferred stock converted to an equal number of warrants to purchase an equal number of shares of common stock upon the closing of the initial public offering. These warrants were exercised during the quarter ended March 31, 2004 on a cashless basis, resulting in the issuance of 680,509 shares of common stock in exchange for the surrender of warrants to purchase 152,824 shares of common stock. No warrants remain outstanding at March 31, 2004.

6. PFIZER COLLABORATION

In December 2002, Pfizer and the Company entered into several concurrent agreements to jointly develop and commercialize Macugen. Under the terms of the agreement, which became effective February 3, 2003 when government approval was obtained, Pfizer made initial payments of $100 million which included the purchase of 2,747,253 shares of the Company's Series D preferred stock for $24.7 million, net of issuance costs and a $75 million initial license fee which is being amortized over the expected term of the agreement (estimated at 15 years). In addition, the Company has agreed to sell to Pfizer and Pfizer has agreed to purchase from the Company, up to an additional $25 million of the Company's capital stock at the then current market price upon the completion of certain events. Pursuant to this agreement, concurrent with the initial public offering, Pfizer purchased 476,190 shares of common stock at $21.00 per share resulting in gross proceeds to the Company of approximately $10 million.

Under the terms of the agreement, both parties will expend funds related to the co-promotion and development of Macugen. Pfizer will generally fund a majority of the ongoing development costs incurred pursuant to an agreed upon development plan covering the development of Macugen for AMD, DME, retinal vein occlusion and other agreed upon ophthalmic indications. In certain instances, the Company will reimburse Pfizer for the Company's share of costs that Pfizer incurs. This funding resulted in the recognition by the Company of $6.5 million in revenue during the three month period ended March 31, 2003 and $10.5 million in revenue and $0.7 million in research and development and marketing expenses during the three month period ended March 31, 2004. At March 31, 2004, the Company has recorded a collaboration receivable in the amount of $4.5 million. In addition, the Company recognized $0.8 million and $1.3 million in connection with the amortization of the $75 million initial license fee paid by Pfizer for the three month periods ending March 31, 2003 and 2004, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes appearing elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the "Risk Factors that May Affect Results" section of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

OVERVIEW

      We are a biotechnology company with our first product candidate, Macugen, currently in two Phase 2/3 pivotal clinical trials for use in the treatment of the wet form of age-related macular degeneration, known as AMD. Macugen is also in a Phase 2 clinical trial for use in the treatment of diabetic macular edema, known as DME. Our revenue for the quarter ended March 31, 2004 was $11.7 million, consisting of amortization of the initial non-refundable, up-front, license payment that we received from Pfizer under our collaboration with Pfizer and reimbursement to us by Pfizer of a portion of the ongoing development costs for Macugen. As a result of our collaboration with Pfizer, we ceased to be a development-stage company in February 2003. We have had no other income since inception other than interest on short-term investments.

      We commenced operations in April 2000. Since our inception, we have generated significant losses. As of March 31, 2004, we had an accumulated deficit of $153.3 million. We expect to continue to spend significant amounts on the development of Macugen and our other programs. We expect to incur significantly greater commercialization costs as we are beginning to recruit a domestic ophthalmic sales force. We expect to begin to participate in selling activities, or detailing, of Pfizer's product, Xalatan(R), for the treatment of glaucoma together with Pfizer three to six months prior to our planned commercial launch of Macugen. We also plan to continue to invest in research for additional applications of Macugen and to develop new drugs and drug delivery technologies and to build the appropriate infrastructure to support our business. Additionally, we plan to continue to evaluate possible acquisitions or licenses of rights to potential new drugs, drug targets and drug delivery technologies that would fit within our growth strategy. Accordingly, we will need to generate significant revenues to achieve and then maintain profitability.

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

      Our research and development expenses incurred through March 31, 2004 were expenses related primarily to the development of Macugen. We expect to incur additional research and development expenses of approximately $17 million to $27 million relating to Macugen prior to its commercial launch in the United States for use in the treatment of wet AMD. These additional expenses are subject to the risks and uncertainties associated with clinical trials and the United States Food and Drug Administration, or FDA, and foreign regulatory review and approval process. As a result, these additional expenses could exceed our estimated amounts, possibly materially. Under our agreements with Pfizer, Pfizer is obligated to fund specified percentages of the ongoing development costs incurred pursuant to an agreed development plan.

      Sales and marketing and general and administrative expenses consist primarily of salaries and related expenses, general corporate activities and costs associated with building a commercial infrastructure to market and sell Macugen and to detail Xalatan. We anticipate that general and administrative expenses will increase as a result of the expected expansion of our operations, facilities and other activities associated with the planned expansion of our business, together with the additional costs associated with operating as a public company. In particular, we have recently entered into a lease for new corporate headquarters space that will increase our facilities expenses, which we allocate among general and administrative, research and development and sales and marketing expenses, by $3.2 million per year. We expect sales and marketing expenses to increase as we build our sales force and marketing capabilities to support detailing Xalatan and to prepare to sell Macugen, which is subject to receiving required regulatory approvals prior to sale.

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

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

      Our management's discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to revenue recognition. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission, we believe that the following accounting policies relating to revenue recognition and stock-based compensation charges are most critical to aid you in fully understanding and evaluating our reported financial results.

         REVENUE RECOGNITION

      In connection with our collaboration with Pfizer, we recognize revenue from non-refundable, up-front, license and milestone payments not specifically tied to a separate earnings process ratably over the term of the collaboration, license and related agreements. When the period of deferral cannot be specifically identified from the agreement, our management estimates the period based upon other critical factors contained within the agreement. We continually review these estimates which could result in a change in the deferral period and which might impact the timing and the amount of revenue recognized. When payments are specifically tied to a separate earnings process, we will recognize revenue when the specific performance obligation associated with the payment is completed. Performance obligations typically consist of significant milestones in the development life cycle of the related technology, such as initiation of clinical trials, filing for approval with regulatory agencies and receipt of approvals by regulatory agencies. To date, we have received $75 million as an initial license fee from Pfizer. We will amortize this initial license fee over 15 years, the effective life of the agreement. In addition, under the terms of our agreement with Pfizer, Pfizer has agreed to pay a portion of the costs associated with the purchase of certain equipment. At March 31, 2004, we have recorded a receivable for equipment that we have purchased for which Pfizer will reimburse us. We have also recorded deferred revenue in connection with this equipment. We will amortize the deferred revenue related to this equipment over its expected life. During the quarters ended March 31, 2003 and 2004, respectively, we recognized $0.8 million and $1.3 million of license fee revenue. At March 31, 2004, we had $5.2 million of deferred revenue related to licenses and equipment as current and the balance of $65.5 million as long-term on our balance sheet.

      We report our revenues on a gross reporting basis, which includes reimbursement to us from Pfizer of Pfizer's share of our cost of development of Macugen for the period. We have determined that our responsibilities under our contracts with Pfizer to manage and assume responsibilities for obtaining FDA approvals for Macugen, including our separate contractual relationships and responsibilities to our clinical development contractors and our interaction with monitors and patients qualify us as principal under the criteria set forth in Emerging Issues Task Force, or EITF, Issue 99-19, "Reporting Gross Revenue as a Principal vs. Net as an Agent." Additionally, under EITF Issue 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred," in those cases where we have a primary obligation to conduct clinical studies and bear risk for selection of and payment to vendors, among other conditions, we recognize reimbursements of those costs to us by Pfizer as revenue, instead of as an offset to the expense incurred. We record as expenses costs incurred by Pfizer for which we are contractually liable. In future periods we may be liable for costs incurred where we do not meet the criteria to be considered as the principal. We would record these costs as expenses, and we may be required to reimburse Pfizer.

         STOCK-BASED COMPENSATION CHARGES

      Stock-based compensation charges represent the difference between the exercise price of options and restricted stock granted to employees and directors and the fair value of our common stock on the date of grant for financial statement purposes in accordance with Accounting Principles Board Opinion No. 25 and its related interpretations. We recognize this compensation charge over the vesting periods of the shares purchasable upon exercise of options or the lapsing of restrictions on restricted shares granted.

      We recorded deferred stock-based compensation related to stock options and restricted stock granted to employees and directors through March 31, 2004 of $14.8 million, net of related amortization expense of $1.1 million for the quarter ended March 31, 2004. We expect to amortize deferred stock-based compensation with respect to stock options and restricted stock awards granted through March 31, 2004 in future periods, including $3.5 million during the remainder of 2004, $4.6 million during 2005, $4.4 million during 2006, $2.2 million during 2007 and $0.1 million during 2008.

ACCOUNTING PRONOUNCEMENTS

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard addresses financial accounting and reporting for costs associated with an exit or disposal activities and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This standard nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring." This Standard is effective for exit or disposal activities initiated after December 31, 2002. Our adoption of this statement did not have a material effect on our results of operations, cash flows or financial position during the quarter ended March 31, 2004, but may result in losses in future periods.

      During the year ended December 31, 2003, the Financial Accounting Standards Board ("FASB") issued various accounting standards and interpretations, including FASB Statement No 150, "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity" ("SFAS 150"), Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB 51" and Interpretation No. 46-R "Consolidation of Variable Interest Entities" ("FIN 46-R"). We believe that our adoption of these standards and interpretations has not had a material effect on our financial condition, results of operations or liquidity. There have been no other accounting pronouncements made through March 31, 2004 that we expect will have a material effect on our results of operations, cash flows or financial position.

RESULTS OF OPERATIONS

         QUARTER ENDED MARCH 31, 2003 AND 2004

     Revenue. Collaboration revenue increased 60% from $7.3 million for the quarter ended March 31, 2003 to $11.7 million for the quarter ended March 31, 2004. Revenue from the amortization of license fees increased by $0.4 million and revenue from reimbursement of development costs increased by $4.0 million. The increase in license fee amortization represents an additional month of amortization in 2004 versus 2003. Increases in development costs resulted primarily from increases in reimbursable costs related to manufacturing activities.

      Research and Development Expenses. Research and development expenses increased 88% from $11.6 million for the quarter ended March 31, 2003 to $21.9 million for the quarter ended March 31, 2004. The increase in research and development expenses of $10.3 million was attributable to a $2.3 million increase in ongoing expenditures during 2004 in connection with our Phase 2/3 pivotal clinical trials for the use of Macugen in the treatment of wet AMD and related costs, an increase of $7.1 million relating to the continued development of manufacturing capabilities and related costs and an increase of $1.6 million relating to additional hiring of research and development staff. These increases in cost were offset by a $0.7 million decrease associated with the development of drug delivery technologies and related costs. We anticipate that research and development expenses will continue to increase as we further advance Macugen to commercialization and begin to devote additional resources to other research and development projects.

      Sales and Marketing Expenses. Sales and marketing expenses increased 575% from $0.6 million for the quarter ended March 31, 2003 to $3.8 million for the quarter ended March 31, 2004. The increase in sales and marketing expenses of $3.2 million was primarily related to $1.9 million in higher personnel expenses, relating to the hiring and training of sales and sales management personnel, and $1.3 million of costs related to the development of the Macugen brand and the infrastructure necessary to prepare for the commercial launch of Macugen and the detailing of Xalatan as part of the Pfizer agreement.

      General and Administrative Expenses. General and administrative expenses increased 49% from $1.1 million for the quarter ended March 31, 2003 to $1.6 million for the quarter ended March 31, 2004. The increase of $0.5 million resulted from a $0.7 million increase in expenses related to facilities and infrastructure needed to support our growth and our Pfizer collaboration, which was offset by a $0.2 million decrease in professional fees and related costs.

      Interest Income. Interest income increased from $0.6 million in the quarter ended March 31, 2003 to $0.7 million in the quarter ended March 31, 2004 as a result of higher levels of cash and marketable securities available for investment during 2004 compared to 2003, which was partially offset by lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

      SOURCES OF LIQUIDITY

      Since our inception, we have financed our operations through public sales and private placements of our capital stock, the initial up-front license fee that we received from Pfizer as part of our Macugen collaboration, reimbursement of development costs from Pfizer and the receipt of interest income. Through March 31, 2004, we have received net proceeds of $332.4 million from the issuance of shares of common stock, convertible preferred stock and warrants. We have also received net proceeds from capital equipment financing of $2.4 million. The table below summarizes our initial issuances of convertible preferred stock and warrants.

                                  NUMBER OF          NUMBER OF SHARES         APPROXIMATE
 SERIES          DATE              SHARES          UNDERLYING WARRANTS       GROSS PROCEEDS
---------  ----------------       ---------        -------------------       --------------
                                                                             (IN THOUSANDS)
      A    March 2000               120,000                    --               $   150
      B    April 2000             5,766,332             1,142,902                34,600
      B    January 2001              20,666                    --                   124
    C-1    July-August 2001       7,964,229             1,592,846                54,200
    C-2    August 2002            7,521,777             1,504,354                54,200
      D    February 2003          2,747,253                    --                25,000

      On February 4, 2004, we successfully completed an initial public offering of our common stock. Our initial public offering consisted of the sale of 6,500,000 shares of common stock at a price of $21.00 per share. As part of the offering, we granted to the underwriters an option to purchase an additional 975,000 shares within 30 days of the initial public offering to cover over-allotments. This option was exercised in February 2004. Net proceeds from our initial public offering after deducting underwriter's discounts and expenses were $142.9 million. In addition, 476,190 shares of common stock were purchased concurrently with the initial public offering by Pfizer for $10 million as part of its commitment under our collaboration with Pfizer.

      We issued 5,073,435 warrants in connection with original issuances of preferred stock from April 2000 to August 2002 and the in-licensing of Macugen in April 2000. Prior to the closing of our initial public offering, 1,511,381 shares of preferred stock were issued in connection with warrant exercises providing $10.4 million in aggregate proceeds. An additional 1,867,124 shares of preferred stock were issued on a cashless basis to the holders of 2,728,721 preferred stock warrants, who surrendered 861,597 preferred stock warrants as payment for those shares. All outstanding shares of preferred stock, including those shares issued in connection with warrant exercises, were automatically converted to an equivalent number of shares of common stock upon the closing of our initial public offering. Additionally, warrants to purchase 833,333 shares of Series B preferred stock converted to an equal number of warrants to purchase an equal number of shares of common stock upon the closing of the initial public offering. These warrants were exercised during the quarter ended March 31, 2004 on a cashless basis, resulting in the issuance of 680,509 shares of common stock in exchange for the surrender of warrants to purchase 152,824 shares of common stock. No warrants remain outstanding at March 31, 2004.

      In connection with our collaboration with Pfizer, we received a $25.0 million investment in our series D preferred stock and a $75.0 million up-front license fee and Pfizer has agreed generally to fund a majority of the ongoing development costs incurred pursuant to an agreed development plan covering the development of Macugen for AMD, DME, retinal vein occlusion and other agreed upon ophthalmic indications. Pfizer purchased an additional $10 million of our common stock at the closing of our initial public offering in February 2004 and is obligated to purchase up to an additional $15 million of our common stock in specified circumstances. These obligations of Pfizer are contingent upon the achievement of milestones are currently our only committed external source of funds.

      As of March 31, 2004, we had $266.9 million in cash, cash equivalents and marketable securities. Also as of that date, we had pledged $5.6 million of restricted cash as collateral for letters of credit for certain of our leased facilities. We believe that our available cash, cash equivalents and marketable securities, together with expected milestone payments and reimbursements from Pfizer under our collaboration and interest income will be sufficient to fund anticipated levels of operations through at least the end of 2005. We had no material capital expenditures during the quarter ended March 31, 2004 and expect to have no material capital expenditures during the remainder of 2004.

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

      At December 31, 2003 we had deferred tax assets representing the benefit of net operating loss carryforwards and certain start up costs capitalized for tax purposes. We did not record a benefit for the deferred tax asset because realization of the benefit was uncertain and, accordingly, a valuation allowance is provided to offset the deferred tax asset.

      During the year ended December 31, 2003, the $75 million license fee paid by Pfizer resulted in current taxable income to us. Although we have generated net operating losses in prior years, we may be liable for payment of alternative minimum tax in 2003. Accordingly, we provided $1.7 million for federal alternative minimum tax and state income taxes for the year ended December 31, 2003. We have not recorded any provision for taxes during the quarter ended March 31, 2004.

      CASH FLOWS

      For the quarter ended March 31, 2004, we used net cash of $19.3 million in operating activities. This consisted primarily of a net loss for the period of $15.0 million, and a reduction in accounts payable and accrued expenses of $4.2 million. We used $32.5 million for investing activities for the quarter ended March 31, 2004, which consisted primarily of net purchases of marketable securities. We received net cash of $155.5 million from financing activities during the quarter ended March 31, 2004, principally relating to the issuance of common stock in our initial public offering and other issuances of common stock resulting in net proceeds, after transaction costs, of $153 million and the issuance of convertible preferred stock upon the exercise of warrants for net proceeds of $2.6 million, offset by the repayment of capital leases of $0.1 million.

       FUNDING REQUIREMENTS

      We expect to devote substantial resources to continue our research and development efforts and to expand our sales, marketing and manufacturing programs associated with the commercialization and launch of Macugen and other future products. Our funding requirements will depend on numerous factors, including:

      - the success of our collaborative arrangement with Pfizer for the development and commercialization of Macugen;

      -     the scope and results of our clinical trials;

      -     advancement of other product candidates into development;

      - potential acquisition or in-licensing of other products or technologies;

      - the timing of, and the costs involved in, obtaining regulatory approvals;

      -     the cost of manufacturing activities;

      - the cost of commercialization activities, including product marketing, sales and distribution;

      - the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation; and

      - our ability to establish and maintain additional collaborative arrangements.

      We do not expect to generate significant additional funds, other than payments that we receive from our collaboration with Pfizer, until we successfully obtain marketing approval for, and begin selling, Macugen. We believe that the key factors that will affect our internal and external sources of cash are:

      - our ability to successfully obtain marketing approval for and to commercially launch Macugen;

      - the success of our other preclinical and clinical development programs;

      - the receptivity of the capital markets to financings by biotechnology companies; and

      - our ability to enter into additional strategic collaborations with corporate and academic collaborators and the success of such collaborations.

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

      We have summarized in the table below our fixed contractual cash obligations as of March 31, 2004.

                                                                    PAYMENTS DUE BY PERIOD
                                    --------------------------------------------------------------------------------------
                                                        LESS THAN          ONE TO            FOUR TO             AFTER
   CONTRACTUAL OBLIGATIONS             TOTAL            ONE YEAR         THREE YEARS        FIVE YEARS         FIVE YEARS
----------------------------------  -----------         ----------       -----------       -----------         -----------
Capital lease obligations,
including interest                  $ 1,507,726         $  633,826       $   873,900        $       --         $        --
Operating leases                     63,296,576          1,221,837         9,761,847         6,896,171          45,416,721
                                    -----------         ----------       -----------       -----------         -----------
Total contractual cash obligations  $64,804,302         $1,855,663       $10,635,747        $6,896,171         $45,416,721
                                    -----------         ----------       -----------       -----------         -----------

      Under our agreements with Gilead Sciences, Inc., Nektar Therapeutics, and Isis Pharmaceuticals, Inc., we are obligated to make payments aggregating up to $36.3 million upon achieving specified milestones relating to the development and regulatory approval of Macugen and to pay royalties based on net sales of Macugen. The events that trigger the milestone payments include filing of a new drug application, or NDA, with the FDA, making similar filings with foreign regulatory authorities, receiving marketing approval for Macugen by the FDA or similar foreign regulatory authorities and the first commercial sale of Macugen in various countries. These contingent milestone and royalty payment obligations are not included in the above table. The above table also excludes minimum monthly payments of approximately $0.6 million that we are required to pay to one of our contract manufacturers pending the validation of the manufacturing process for Macugen.

      In January 2004, we entered into a sub-sublease arrangement for new corporate headquarters, clinical, safety and regulatory space in New York City. Our rent under the lease is expected to be $3.2 million for financial statement purposes in 2004. However, due to rent abatements, we expect cash expenditures for this property in 2004 to be $0.1 million. As security for the sublease, we have named the sub-landlord as beneficiary under a secured bank letter of credit in the amount of $3.0 million.

      If we are not successful in locating a tenant to assume our sub-lease at 500 Seventh Avenue, New York, New York, we will be required under generally accepted accounting principles to assess the recoverability of the carrying value of our lease. If it is determined that the amounts due under the lease will not be recoverable, we will record a loss in connection with this lease. The loss could be up to approximately $2.4 million and will be recorded in the second quarter of 2004. In connection with our cessation of use of this facility, we have accelerated the recognition of amortization and depreciation expenses in connection with certain leasehold improvements and furniture and fixtures used at this facility. This resulted in an increase of $0.3 million to amortization and depreciation expense during the quarter ended March 31, 2004.

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

         We have invested a significant portion of our time and financial resources since our inception in the development of Macugen. We anticipate that in the near term our ability to generate revenues will depend solely on the successful development and commercialization of Macugen. The commercial success of Macugen will depend on several factors, including the following:

         -        successful completion of clinical trials;

         - producing batches of the active pharmaceutical ingredient used in Macugen as well as finished drug product in sufficient commercial quantities through a validated process;

         - receipt of marketing approvals from the FDA and similar foreign regulatory authorities;

         - launching commercial sales of the product in collaboration with Pfizer;

         - successfully building and sustaining manufacturing capacity to meet anticipated future market demand; and

         - acceptance of the product in the medical community and with third party payors.

         Based on the results from the first year of our ongoing Phase 2/3 pivotal clinical trials for the use of Macugen in the treatment of wet AMD, we and Pfizer are filing a new drug application with the FDA as a rolling submission to seek marketing approval for the 0.3 mg dose of Macugen for the treatment of all subtypes of wet AMD. The FDA has accepted for review the preclinical and clinical study report sections of our NDA. However, new information may arise from our continuing analysis of the data that may be less favorable than currently anticipated. Clinical data often is susceptible to varying interpretations and many companies that have believed that their products performed satisfactorily in clinical trials have nonetheless failed to obtain FDA approval for their products. We may not complete the filing of our NDA for the use of Macugen in the treatment of wet AMD in the third quarter of 2004, our anticipated time frame. Furthermore, even after we complete the filing, the FDA may not accept our submission as complete, may request additional information from us, including data from additional clinical trials, and, ultimately, may not grant marketing approval for Macugen. If we are not successful in commercializing Macugen, or are significantly delayed in doing so, our business will be materially harmed and we may need to curtail or cease operations.

THE SUCCESS OF MACUGEN DEPENDS HEAVILY ON OUR COLLABORATION WITH PFIZER, WHICH WAS ESTABLISHED IN DECEMBER 2002 AND INVOLVES A COMPLEX SHARING OF CONTROL OVER DECISIONS, RESPONSIBILITIES AND COSTS AND BENEFITS. ANY LOSS OF PFIZER AS A COLLABORATOR, OR ADVERSE DEVELOPMENT IN THE COLLABORATION, WOULD MATERIALLY HARM OUR BUSINESS.

         In December 2002, we entered into our collaboration with Pfizer to develop and commercialize Macugen for the prevention and treatment of diseases of the eye. The collaboration involves a complex sharing of control over decisions, responsibilities and costs and benefits. For example, with respect to the sharing of costs and benefits, Pfizer will co-promote Macugen with us in the United States and will share with us in profits and losses. Outside the United States, Pfizer will commercialize Macugen pursuant to an exclusive license and pay us a royalty on net sales. In addition, Pfizer generally is required to fund a majority of ongoing development costs incurred pursuant to an agreed upon development plan. With respect to control over decisions and responsibilities, the collaboration is governed by a joint operating committee, consisting of an equal number of representatives of Pfizer and us. There are also subcommittees with equal representation from both parties that have responsibility over development, regulatory, manufacturing and commercialization matters.

         Ultimate decision-making authority is vested in us as to some matters and in Pfizer as to other matters. A third category of decisions requires the approval of both Pfizer and us. Outside the United States, ultimate decision-making authority as to most matters is vested in Pfizer. Pfizer may terminate the collaboration relationship without cause upon six to twelve months' prior notice, depending on when such notice is given. Any loss of Pfizer as a collaborator in the development or commercialization of Macugen, dispute over the terms of, or decisions regarding, the collaboration or other adverse development in our relationship with Pfizer would materially harm our business and might accelerate our need for additional capital.

IF OUR CLINICAL TRIALS ARE UNSUCCESSFUL, OR IF WE EXPERIENCE SIGNIFICANT DELAYS IN THESE TRIALS, OUR ABILITY TO COMMERCIALIZE MACUGEN AND OUR FUTURE PRODUCT CANDIDATES WILL BE IMPAIRED.

         We must provide the FDA and similar foreign regulatory authorities with preclinical and clinical data that demonstrate that our product candidates are safe and effective for each target indication before they can be approved for commercial distribution. The preclinical testing and clinical trials of any product candidates that we develop must comply with regulations by numerous federal, state and local government authorities in the United States, principally the FDA, and by similar agencies in other countries. Clinical development is a long, expensive and uncertain process and is subject to delays. We may encounter delays or rejections based on our inability to enroll enough patients to complete our clinical trials. Patient enrollment depends on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites and the eligibility criteria for the study.

         Our ongoing Phase 2/3 pivotal clinical trial for the use of Macugen in the treatment of wet AMD and Phase 2 clinical trial for use of Macugen in the treatment of DME are currently fully enrolled. We expect to commence a Phase 2 clinical trial for the use of Macugen in the treatment of retinal vein occlusion in the second quarter of 2004. We also may commence additional clinical trials in the future. Although we have not to date experienced any significant delays in enrolling clinical trial patients for our ongoing clinical trials, delays in patient enrollment for future trials may result in increased costs and delays, which could have a harmful effect on our ability to develop products.

         It may take several years to complete the testing of a product, and failure can occur at any stage of testing. For example:

         - interim results of preclinical or clinical studies do not necessarily predict their final results, and acceptable results in early studies might not be seen in later studies, in large part because earlier phases of studies are often conducted on smaller groups of patients than later studies, and without the same trial design features, such as randomized controls and long-term patient follow-up and analysis;

         - potential products that appear promising at early stages of development may ultimately fail for a number of reasons, including the possibility that the products may be ineffective, less effective than products of our competitors or cause harmful side effects;

         - any preclinical or clinical test may fail to produce results satisfactory to the FDA or foreign regulatory authorities;

         - preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval;

         - negative or inconclusive results from a preclinical study or clinical trial or adverse medical events during a clinical trial could cause a preclinical study or clinical trial to be repeated or a program to be terminated, even if other studies or trials relating to the program are successful;

         - the FDA can place a hold on a clinical trial if, among other reasons, it finds that patients enrolled in the trial are or would be exposed to an unreasonable and significant risk of illness or injury;

         - we may encounter delays or rejections based on changes in regulatory agency policies during the period in which we develop a drug or the period required for review of any application for regulatory agency approval; and

         - our clinical trials may not demonstrate the safety and efficacy needed for our products to receive regulatory approval.

         We have completed the first year of our Phase 2/3 pivotal clinical trials for the use of Macugen in the treatment of wet AMD. Based on results from the first year of these trials, we and Pfizer are filing sections of our NDA with the FDA for the use of Macugen in the treatment of all subtypes of wet AMD as a rolling submission. The FDA has accepted for review the preclinical and clinical study report sections of our NDA filing. We plan to complete our NDA filing in the third quarter of 2004. We are currently conducting a second year of these trials. We have also fully enrolled a Phase 2 clinical trial for the use of Macugen in the treatment of DME. To obtain marketing approval, we may decide to, or the FDA or other regulatory authorities may require us to, pursue additional clinical trials or other studies of Macugen. For example, in addition to our Phase 2 clinical trial for the use of Macugen in the treatment of DME, we anticipate that we need to conduct Phase 3 clinical trials for DME before filing a new drug application or supplemental new drug application, as the case may be, for this second indication.

         In addition, as part of the drug approval process, we must conduct a comprehensive assessment of the carcinogenic, or cancer causing, potential of our product candidates. Our testing of Macugen to date indicates that the product's carcinogenic potential is low. In one test for carcinogenicity risk, two potential Macugen metabolites showed, in one out of five bacterial strains tested, a small increase in the number of altered bacteria, a potential indicator of carcinogenicity risk. However, because this elevated proportion of altered bacteria did not increase further as we increased the dose of the metabolites, we do not believe the results from these tests indicate carcinogenicity potential. Furthermore, no other test, including animal studies, of Macugen and its metabolites showed carcinogenic potential. We have requested that the FDA grant us a waiver from the requirement to perform full animal carcinogenicity studies for the treatment of wet AMD based primarily on the unmet medical need presented by wet AMD, low overall systemic exposure to Macugen and the fact that this disease generally affects older populations. However, the FDA may require us to conduct additional carcinogenicity testing of Macugen. Based on our discussions with the FDA to date, if we are required to conduct further carcinogenicity testing of Macugen in connection with its use in the treatment of wet AMD, we believe that the FDA will allow us to conduct any such testing as a post-NDA approval study. However, we will not be certain of this until the NDA review process of Macugen for this indication is completed. We expect that the FDA may require us to complete satisfactory carcinogenicity testing of Macugen prior to any approval of the use of Macugen in the treatment of DME.

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

WE FACE SUBSTANTIAL COMPETITION, WHICH MAY RESULT IN OTHERS DISCOVERING, DEVELOPING OR COMMERCIALIZING PRODUCTS BEFORE OR MORE SUCCESSFULLY THAN WE DO.

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

         The two therapies currently available for the treatment of wet AMD are photodynamic therapy, which was developed by QLT, Inc. and is marketed by Novartis AG, and thermal laser treatment. In the United States, photodynamic therapy is FDA-approved only for the predominantly classic subtype of wet AMD. In the European Union, there is an approved therapy only for the predominantly classic and occult subtypes.

In the United States, however, the Centers for Medicare & Medicaid Services implemented a decision in April 2004 to provide coverage for photodynamic therapy to patients with wet AMD who have occult and minimally classic lesions that are four disc areas or less in size and show evidence of recent disease progression even though the FDA has not approved photodynamic therapy for such treatment.

         The current therapies for the treatment of DME are thermal laser treatment and steroid treatment administered by physicians on an off-label basis. Unless additional therapies are approved, these existing therapies will represent the principal competition for Macugen if Macugen is approved for marketing.

         Additional treatments for AMD and DME are in various stages of preclinical or clinical testing. If approved, these treatments would also compete with Macugen. Potential treatments in late stage clinical trials include drugs sponsored by a collaboration of Genentech, Inc. and Novartis, Alcon, Inc., Allergan, Inc. through its recent acquisition of Oculex Pharmaceuticals, Inc., Eli Lilly and Co., Bausch & Lomb Incorporated, a collaboration of Regeneron Pharmaceuticals, Inc. and Aventis S.A., Miravant Medical Technologies, and Genaera Corporation. Some of the sponsors of these potential products have recently announced favorable results from Phase 1 or Phase 2 clinical trials. The Genentech/Novartis collaboration is developing an anti-VEGF humanized antibody fragment for intravitreal injection. This product candidate may be viewed as particularly competitive with Macugen because of the similarity of its mechanism of action. In addition, Alcon expects to announce results of its Phase 3 clinical trial of anecortave acetate, an angiostatic steroid, for the treatment of wet AMD patients, that features a less invasive injectable delivery that requires less frequent administration (every six months), in the fourth quarter of 2004 and to file an NDA thereafter for the predominantly classic subtype of wet AMD. Further, Alcon is enrolling patients in two Phase 3 clinical trials, one in South America and one in Europe, comparing the safety and efficacy of Alcon's steroid against placebo in patients with all subtypes of wet AMD. Other laser, surgical or pharmaceutical treatments for AMD and DME may also compete against Macugen. These competitive therapies may result in pricing pressure if we receive marketing approval for Macugen even if Macugen is otherwise viewed as a preferable therapy.

         Many of our competitors have substantially greater financial, technical and human resources than we have. Additional mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated by our competitors. Competition may increase further as a result of advances made in the commercial applicability of technologies and greater availability of capital for investment in these fields.

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

         A significant portion of the research that we are conducting involves new and unproven technologies. Research programs to identify new disease targets and product candidates require substantial technical, financial and human resources whether or not we ultimately identify any candidates. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:

         - the research methodology used may not be successful in identifying potential product candidates; or

         - potential product candidates may on further study be shown to have harmful side effects or other characteristics that indicate they are unlikely to be effective drugs.

         We may be unable to license or acquire suitable product candidates or products from third parties for a number of reasons. In particular, the licensing and acquisition of pharmaceutical products is a competitive area. A number of more established companies are also pursuing strategies to license or acquire products in the ophthalmic field. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. Other factors that may prevent us from licensing or otherwise acquiring suitable product candidates include the following:

         - we may be unable to license or acquire the relevant technology on terms that would allow us to make an appropriate return from the product;

         - companies that perceive us to be their competitors may be unwilling to assign or license their product rights to us; or

         - we may be unable to identify suitable products or product candidates within our areas of expertise.

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

WE ARE IN THE PROCESS OF ESTABLISHING OUR SALES AND MARKETING CAPABILITIES. WE WILL NEED TO SUCCESSFULLY RECRUIT SALES PERSONNEL AND BUILD A SALES INFRASTRUCTURE TO SUCCESSFULLY COMMERCIALIZE MACUGEN AND OTHER PRODUCTS THAT WE DEVELOP, ACQUIRE OR LICENSE.

         We have limited experience in selling products and are in the process of establishing our sales capabilities. While we have personnel with significant marketing experience and have been collaborating with our partner, Pfizer, we have limited experience as a company marketing products. To achieve commercial success for any approved product, we must develop an effective sales and marketing organization. We are beginning to recruit a specialty sales force to participate in detailing Xalatan and, assuming regulatory approval, to market and sell Macugen in the United States in collaboration with Pfizer. If we are not successful in recruiting sales personnel or in building a sales and marketing infrastructure, our business will materially suffer. Moreover, if the commercial launch of Macugen is delayed as a result of FDA requirements or other reasons, we may establish sales and marketing capabilities too early relative to the launch of Macugen. This may be expensive, and our investment would be lost if we cannot retain our sales and marketing personnel.

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

         The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Our collaborators will have significant discretion in determining the efforts and resources that they will apply to these collaborations. The risks that we face in connection with these collaborations, including our collaboration with Pfizer, include the following:

         - our collaboration agreements are, or are expected to be, for fixed terms and subject to termination under various circumstances, including, in many cases, on short notice without cause;

         - we expect to be required in our collaboration agreements not to conduct specified types of research and development in the field that is the subject of the collaboration. These agreements may have the effect of limiting the areas of research and development that we may pursue, either alone or in cooperation with third parties;

         - our collaborators may develop and commercialize, either alone or with others, products and services that are similar to or competitive with our products that are the subject of the collaboration with us; and

         - our collaborators may change the focus of their development and commercialization efforts. Pharmaceutical and biotechnology companies historically have re-evaluated their priorities following mergers and consolidations, which have been common in recent years in these industries. The ability of our products to reach their potential could be limited if our collaborators decrease or fail to increase spending relating to such products.

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

WE HAVE NO MANUFACTURING FACILITIES AND LIMITED MANUFACTURING PERSONNEL. WE WILL DEPEND ON THIRD PARTIES TO MANUFACTURE MACUGEN AND FUTURE PRODUCTS. IF THESE MANUFACTURERS FAIL TO MEET OUR REQUIREMENTS, OUR PRODUCT DEVELOPMENT AND COMMERCIALIZATION EFFORTS MAY BE MATERIALLY HARMED.

         We have limited personnel with experience in, and we do not own facilities for, manufacturing any products. We will depend on third parties to manufacture Macugen and any future products that we may develop.

         For our clinical trials of Macugen, we engaged a third party manufacturer to produce the active pharmaceutical ingredient used in Macugen. We have entered into an agreement with an affiliate of this third party for commercial supply of the active pharmaceutical ingredient. For our clinical trials of Macugen, we also engaged a separate fill and finish manufacturer for the finished drug product to formulate the active pharmaceutical ingredient from a solid into a solution and to fill the solution into syringes. We have entered into an agreement with this manufacturer to provide these finished product services for commercial supply. These manufacturers of Macugen will be single source suppliers to us for a significant period of time. We also expect to continue to rely on a single source of supply for the PEGylation reagent used in the manufacture of Macugen.

         We believe we currently have sufficient capacity to supply the active pharmaceutical ingredient of Macugen to meet anticipated demand for Macugen if the product is approved based on a 0.3 mg dose for approximately 24 months after approval. However, in order to sustain Macugen supply at the quantities we believe will be necessary to meet anticipated future market demand, we and our contract manufacturer will need to increase the manufacturing capacity for the active pharmaceutical ingredient. We initially intend to increase manufacturing capacity for the active pharmaceutical ingredient by duplicating a portion of our manufacturing lines at the contract manufacturer's facility. We are also exploring other alternatives for increasing manufacturing capacity. If we are unable to increase our manufacturing capacity, or if the cost of this increased capacity is uneconomic to us, we may not be able to produce Macugen in a sufficient quantity to meet future requirements to sustain supply of the product to meet anticipated future demand. In addition, our revenues and gross margins could be adversely affected.

         Reliance on third party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including:

         - reliance on the third party for regulatory compliance and quality assurance;

         - the possible breach of the manufacturing agreement by the third party because of factors beyond our control; and

         - the possibility of termination or non-renewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us.

         We may in the future elect to establish our own manufacturing facilities to manufacture some of our products. We would need to invest substantial additional funds and recruit qualified personnel in order to build or lease and operate any manufacturing facilities.

THE MANUFACTURE AND PACKAGING OF PHARMACEUTICAL PRODUCTS SUCH AS MACUGEN ARE SUBJECT TO THE REQUIREMENTS OF THE FDA AND SIMILAR FOREIGN REGULATORY BODIES. IF WE OR OUR THIRD PARTY MANUFACTURERS FAIL TO SATISFY THESE REQUIREMENTS, OUR PRODUCT DEVELOPMENT AND COMMERCIALIZATION EFFORTS MAY BE MATERIALLY HARMED.

         The manufacture and packaging of pharmaceutical products, such as Macugen and our future product candidates, are regulated by the FDA and similar foreign regulatory bodies and must be conducted in accordance with the FDA's current good manufacturing practices and comparable requirements of foreign regulatory bodies. There are a limited number of manufacturers that operate under these current good manufacturing practices regulations who are both capable of manufacturing Macugen and willing to do so. Failure by us or our third party manufacturers to comply with applicable regulations, requirements, or guidelines could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business.

         Changes in the manufacturing process or procedure, including a change in the location where the product is manufactured or a change of a third party manufacturer, may require prior FDA review and/or approval of the manufacturing process and procedures in accordance with the FDA's current good manufacturing practices. There are comparable foreign requirements. This review may be costly and time consuming and could delay or prevent the launch of a product. For example, our third party contract manufacturer changed the site used to manufacture the active pharmaceutical ingredient of Macugen. We have completed the transfer of the relevant manufacturing technology to the new site, have used the new site to supply the active pharmaceutical ingredient of Macugen for use in our clinical trials and plan to continue to use this site to produce commercial quantities of the active pharmaceutical ingredient of Macugen. We are performing analytical tests to demonstrate the comparability of our active pharmaceutical ingredient following the site change. If we cannot establish that the products manufactured at the new site are comparable to the satisfaction of the FDA, we may not obtain or may be delayed in obtaining approval to launch Macugen. In addition, if we elect to manufacture products in our own facility or at the facility of another third party, we would need to ensure that the new facility and the manufacturing process are in substantial compliance with current good manufacturing practices. Any such new facility would be subject to a pre-approval inspection by FDA.

         Furthermore, in order to obtain approval of our products, including Macugen, by the FDA and foreign regulatory agencies, we need to complete testing on both the active pharmaceutical ingredient and on the finished product in the packaging we propose for commercial sales. This includes testing of stability, identification of impurities and testing of other product specifications by validated test methods. In addition, we will be required to consistently produce the active pharmaceutical ingredient in commercial quantities and of specified quality on a repeated basis and document our ability to do so. This requirement is referred to as process validation. With respect to Macugen, although we have manufactured Macugen at commercial scale, we have started, but not yet completed, this process validation requirement. If the required testing or process validation is delayed or produces unfavorable results, we may not obtain approval to launch the product or approval may be delayed.

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

         The availability and levels of reimbursement by governmental and other third party payors affect the market for products such as Macugen and others that we may develop. These third party payors continually attempt to contain or reduce the costs of healthcare by challenging the prices charged for medical products and services. In some foreign countries, particularly Canada and the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take six to twelve months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our products, including Macugen, to other available therapies. If reimbursement for our products is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels, our business could be materially harmed.

         Because most persons suffering from wet AMD are elderly, we expect that coverage for Macugen in the United States will be primarily through the Medicare program. Although drugs that are not usually self-administered are ordinarily covered by Medicare, the Medicare program has taken the position that it can decide not to cover particular drugs if it determines that they are not "reasonable and necessary" for Medicare beneficiaries. Limitations on coverage could also be imposed at the local Medicare carrier level or by fiscal intermediaries. Our business could be materially adversely affected if the Medicare program, local Medicare carriers or fiscal intermediaries were to make such a determination and deny or limit the reimbursement of Macugen. Our business also could be adversely affected if physicians are not reimbursed by Medicare for the cost of the procedure in which they administer Macugen on a basis satisfactory to the administering physicians. If the local contractors that administer the Medicare program are slow to reimburse physicians for Macugen, the physicians may pay us more slowly, which would adversely affect our working capital requirements.

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

         In both the United States and some non-U.S. jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. In the United States, new legislation has been proposed at the federal and state levels that would result in significant changes to the healthcare system, either nationally or at the state level. In particular, in December 2003, President Bush signed into law new Medicare prescription drug coverage legislation. Effective January 2004, the legislation changed the methodology used to calculate reimbursement for drugs such as Macugen that are administered in physicians' offices in a manner intended to reduce the amount that is subject to reimbursement. In addition, beginning in January 2006, the legislation directs the Secretary of Health and Human Services to contract with procurement organizations to purchase physician-administered drugs from the manufacturers and provides physicians with the option to obtain drugs through these organizations as an alternative to purchasing from the manufacturers, which some physicians may find advantageous. These changes may also cause private insurers to reduce the amounts that they will pay for physician-administered drugs. In addition, the Centers for Medicare & Medicaid Services, or CMS, the agency within the Department of Health and Human Services that administers Medicare and will be responsible for reimbursement of the cost of Macugen, has asserted the authority of Medicare not to cover particular drugs if it determines that they are not "reasonable and necessary" for Medicare beneficiaries or to cover them at a lesser rate, comparable to that for drugs already reimbursed that CMS considers to be therapeutically comparable. Further federal and state proposals and healthcare reforms are likely. Our results of operations could be materially adversely affected by the Medicare prescription drug coverage legislation, by the possible effect of this legislation on amounts that private insurers will pay and by other healthcare reforms that may be enacted or adopted in the future.

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

WE DEPEND ON OUR KEY PERSONNEL. IF WE ARE NOT ABLE TO RETAIN THEM OR RECRUIT ADDITIONAL TECHNICAL PERSONNEL, OUR BUSINESS WILL SUFFER.

         We are highly dependent on the principal members of our management and scientific staff, particularly Dr. David R. Guyer, our co-founder and Chief Executive Officer, and Dr. Anthony P. Adamis, our scientific pioneer, Chief Scientific Officer and Senior Vice President, Research. Our employment agreements with these and our other executive officers are terminable on short or no notice. We do not carry key man life insurance on any of our key personnel. The loss of service of any of our key employees could harm our business.

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

         Although we may not require additional research and development for the approval of Macugen for the treatment of wet AMD, the use of Macugen for the treatment of other indications and other products that we are developing or may develop in the future will require additional research and development. The research and development work that we must perform will include extensive preclinical studies and clinical trials. We will be required to obtain an investigational new drug application, or IND, prior to initiating human clinical trials in the United States and must obtain regulatory approval prior to any commercial distribution. This process is expensive, uncertain and lengthy, often taking a number of years until a product is approved for commercial distribution. We have only one product, Macugen, that has advanced to clinical trials. We have not received regulatory approval to market Macugen in any jurisdiction. Failure to obtain required regulatory approvals could materially harm our business.

         We may need to successfully address a number of technological challenges in order to complete the development of Macugen or any of our future products. For example, to obtain marketing approval for Macugen, we will be required to consistently produce the active pharmaceutical ingredient in commercial quantities and of specified quality on a repeated basis and document our ability to do so. We have not yet completed this process validation requirement and, if we are unable to do so, our business will be materially adversely affected.

         In addition, administration of a drug via intravitreal injection is a new method for the potentially long-term treatment of chronic eye disease. As a result, the FDA and other regulatory agencies may apply new standards for safety, manufacturing, packaging and distribution of drugs using this mode of administration, including Macugen. We are working with the FDA in connection with its development of appropriate standards for drugs using this mode of administration. As part of this process, we also support efforts by the United States Pharmacopoeia, which works with the FDA to establish standards, to devise a particulate limit and a standard to measure particulate matter appropriate for ophthalmologic treatments administered as ultra low-volume injectables. It may be time consuming or expensive for us to comply with these standards. This could result in delays in our obtaining marketing approval for Macugen, or possibly preclude us from obtaining such approval. This could also increase our commercialization costs, possibly materially.

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

THE "FAST TRACK" DESIGNATION FOR DEVELOPMENT OF MACUGEN MAY NOT ACTUALLY LEAD TO A FASTER DEVELOPMENT OR REGULATORY REVIEW OR APPROVAL PROCESS.

         If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA "fast track" designation. The fast track classification does not apply to the product alone, but applies to the combination of the product and the specific indication or indications for which it is being studied. The FDA's fast track programs are designed to facilitate the clinical development and evaluation of the drug's safety and efficacy for the fast track indication or indications. Marketing applications filed by sponsors of products in fast track development may qualify for expedited review under policies or procedures offered by the FDA, but the fast track designation does not assure such qualification. Although we have obtained a fast track designation from the FDA for Macugen for the treatment of both wet AMD and DME, we may not experience a faster development process, review or approval compared to conventional FDA procedures. Our fast track designation may be withdrawn by the FDA if it believes that the designation is no longer supported by data from our clinical development program. Our fast track designation does not guarantee that we will qualify for or be able to take advantage of the expedited review procedures.

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

WHEN AND IF ANY OF THEM ARE APPROVED.

         Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, advertising and promotional activities for such product, will be subject to continual requirements, review and periodic inspections by the FDA and other regulatory bodies. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Later discovery of previously unknown problems with our products, manufacturer or manufacturing processes, or failure to comply with regulatory requirements, may result in:

         -        restrictions on such products or manufacturing processes;

         -        withdrawal of the products from the market;

         -        voluntary or mandatory recall;

         -        fines;

         -        suspension of regulatory approvals;

         -        product seizure; and

         -        injunctions or the imposition of civil or criminal penalties.

         We may be slow to adapt, or we may never adapt, to changes in existing regulatory requirements or adoption of new regulatory requirements or policies.

FAILURE TO OBTAIN REGULATORY APPROVAL IN FOREIGN JURISDICTIONS WOULD PREVENT US FROM MARKETING OUR PRODUCTS ABROAD.

         We intend to have our products marketed outside the United States. In order to market our products in the European Union and many other non-U.S. jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. In the case of Macugen, Pfizer has responsibility to obtain regulatory approvals outside the United States, and we will depend on Pfizer to obtain these approvals. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We and our collaborators may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market. The failure to obtain these approvals could materially adversely affect our business, financial condition and results of operations.

WE HAVE ONLY LIMITED EXPERIENCE IN REGULATORY AFFAIRS, AND SOME OF OUR PRODUCTS MAY BE BASED ON NEW TECHNOLOGIES. THESE FACTORS MAY AFFECT OUR ABILITY OR THE TIME WE REQUIRE TO OBTAIN NECESSARY REGULATORY APPROVALS.

         We have only limited experience as a company in filing and prosecuting the applications necessary to gain regulatory approvals. Moreover, some of the products that are likely to result from our product development, licensing and acquisition programs may be based on new technologies that have not been extensively tested in humans. The regulatory requirements governing these types of products may be less well defined or more rigorous than for conventional products. As a result, we may experience a longer regulatory review in connection with obtaining regulatory approvals of any products that we develop, license or acquire.

RISKS RELATING TO INTELLECTUAL PROPERTY

IF WE ARE UNABLE TO OBTAIN AND MAINTAIN PROTECTION FOR THE INTELLECTUAL PROPERTY INCORPORATED INTO OUR PRODUCTS,

THE VALUE OF OUR TECHNOLOGY AND PRODUCTS WILL BE ADVERSELY AFFECTED.

         Our success will depend in large part on our ability or the ability of our licensors to obtain and maintain protection in the United States and other countries for the intellectual property incorporated into our products. The patent situation in the field of biotechnology and pharmaceuticals generally is highly uncertain and involves complex legal and scientific questions. Neither we nor our licensors may be able to obtain additional issued patents relating to our technology. Even if issued, patents may be challenged, narrowed, invalidated, or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of term of patent protection we may have for our products. In addition, our patents and our licensors' patents also may not afford us protection against competitors with similar technology. Because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in the scientific literature often lag behind actual discoveries, neither we nor our licensors can be certain that we or they were the first to make the inventions claimed in issued patents or pending patent applications, or that we or they were the first to file for protection of the inventions set forth in these patent applications.

IF WE FAIL TO COMPLY WITH OUR OBLIGATIONS IN THE AGREEMENTS UNDER WHICH WE LICENSE DEVELOPMENT OR COMMERCIALIZATION RIGHTS TO PRODUCTS OR TECHNOLOGY FROM THIRD PARTIES, WE COULD LOSE LICENSE RIGHTS THAT ARE IMPORTANT TO OUR BUSINESS.

         We are a party to a number of technology licenses that are important to our business and expect to enter into additional licenses in the future. For example, we hold licenses from Gilead, Nektar Therapeutics and Isis Pharmaceuticals under patents relating to Macugen. These licenses impose various commercialization, milestone payment, royalty, insurance, and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license, in which event we would not be able to market products, such as Macugen, that may be covered by the license.

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

         We have no current source of product revenue. We have a limited operating history and have not yet commercialized any products. To date, we have focused primarily on the development of Macugen. We began operations in 2000, and we have not been profitable in any quarter since inception. As of March 31, 2004, we had an accumulated deficit of approximately $153.3 million. We expect to increase our spending significantly as we continue to expand our infrastructure, development programs and commercialization activities. As a result, we will need to generate significant revenues to pay these costs and achieve profitability. We do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to generate revenues from the sale of our products and from our existing and potential future collaborations.

WE MAY NEED ADDITIONAL FINANCING, WHICH MAY BE DIFFICULT TO OBTAIN. OUR FAILURE TO OBTAIN NECESSARY FINANCING OR DOING SO ON UNATTRACTIVE TERMS COULD ADVERSELY AFFECT OUR DEVELOPMENT PROGRAMS AND OTHER OPERATIONS.

         We will require substantial funds to conduct development, including preclinical testing and clinical trials, of our potential products. We will also require substantial funds to meet our obligations to our licensors and maximize the prospective benefits to us from our licensors, and manufacture and market products that are approved for commercial sale in the future, including Macugen.

         We currently believe that our available cash, cash equivalents and marketable securities, expected milestone payments and reimbursements from Pfizer under our collaboration and interest income will be sufficient to fund our anticipated levels of operations through at least the end of 2005. However, our future capital requirements will depend on many factors, including:

         - the success of our collaboration with Pfizer to develop and commercialize Macugen;

         -        the scope and results of our clinical trials;

         -        advancement of other product candidates into development;

         - potential acquisition or in-licensing of other products or technologies;

         - the timing of, and the costs involved in, obtaining regulatory approvals;

         -        the cost of manufacturing activities;

         - the cost of commercialization activities, including product marketing, sales and distribution;

         - the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation;

         - our ability to establish and maintain additional collaborative arrangements; and

         - the success of our detailing agreement with Pfizer relating to Xalatan.

         Additional financing may not be available to us when we need it or it may not be available on favorable terms. If we are unable to obtain adequate financing on a timely basis, we may be required to significantly curtail one or more of our development, licensing or acquisition programs. We could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise pursue on our own. If we raise additional funds by issuing equity securities, our then-existing stockholders will experience dilution and the terms of any new equity securities may have preferences over our common stock.

GENERAL COMPANY RELATED RISKS

OUR EXECUTIVE OFFICERS, DIRECTORS AND MAJOR STOCKHOLDERS WILL MAINTAIN THE ABILITY TO CONTROL ALL MATTERS SUBMITTED TO STOCKHOLDERS FOR APPROVAL.

         Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 65% of our capital stock as of March 23, 2004. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, will control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

      Provisions of our corporate charter and bylaws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:

      -     a classified board of directors;

      -     limitations on the removal of directors;

      - advance notice requirements for stockholder proposals and nominations;

      - the inability of stockholders to act by written consent or to call special meetings; and

      - the ability of our board of directors to designate the terms of and issue new series of preferred stock without stockholder approval.

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

      IF OUR STOCK PRICE IS VOLATILE, PURCHASERS OF OUR COMMON STOCK COULD INCUR SUBSTANTIAL LOSSES.

      Our stock price is likely to be volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above their respective purchase prices. The market price for our common stock may be influenced by many factors, including:

      -     results of our clinical trials or those of our competitors;

      -     the regulatory status of Macugen and our other potential products;

      - failure of any of our product candidates, if approved, to achieve commercial success;

      -     developments concerning our collaborators, including Pfizer;

      -     regulatory developments in, and outside of, the United States;

      - developments or disputes concerning patents or other proprietary rights;

      -     our ability to manufacture products to commercial standards;

      -     public concern over our drugs;

      -     litigation;

      -     the departure of key personnel;

      -     future sales of our common stock;

      - variations in our financial results or those of companies that are perceived to be similar to us;

      -     changes in the structure of healthcare payment systems;

      -     investors' perceptions of us; and

      -     general economic, industry and market conditions.

      IF THERE ARE SUBSTANTIAL SALES OF OUR COMMON STOCK, OUR STOCK PRICE COULD DECLINE.

      If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. All of the shares sold in our initial public offering were freely tradable without restriction or further registration under the federal securities laws, unless purchased by our "affiliates" as that term is defined in Rule 144 under the Securities Act. Substantially all of our remaining shares will be eligible for sale pursuant to Rule 144 upon the expiration of 180-day lock-up agreements on July 28, 2004.

      Holders of an aggregate of approximately 28 million shares of common stock have rights with respect to the registration of their shares of common stock with the Securities and Exchange Commission. If we register their shares of common stock following the expiration of the lock-up agreements, they can sell those shares in the public market.

      We have registered approximately 9,543,000 shares of common stock that are authorized for issuance under our stock plans. As of March 31, 2004, 5,729,664 shares were subject to outstanding options, 4,701,004 of which were immediately exercisable, but with respect to which we had the right to repurchase at the initial exercise price all but 2,014,929 of the shares issuable upon exercise of these options. Because they are registered, the shares authorized for issuance under our stock plans, can be freely sold in the public market upon issuance, subject to our repurchase rights, the lock-up agreements referred to above and the restrictions imposed on our affiliates under Rule 144.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Our exposure to market risk is confined to our cash, cash equivalents and marketable securities. We invest in high-quality financial instruments, primarily money market funds, federal agency notes, asset backed securities, corporate debt securities and United States treasury notes, with the effective duration of the portfolio less than nine months and no security with an effective duration in excess of two years, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. Due to the short-term nature of our investments, we do not believe that we have any material exposure to interest rate risk arising from our investments.

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

ITEM 4.  CONTROLS AND PROCEDURES.

      Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding disclosure.

      As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, these officers have concluded that, as of March 31, 2004, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us would be made known to them by others. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(b) and 15(d)-15(f) under the Exchange Act) or in other factors that has materially affected or is reasonably likely to materially affect internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

            We are currently not a party to any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Sales of Unregistered Securities

      Set forth below is information regarding shares of common stock that we issued, and options and restricted stock awards that we granted, during the three months ended March 31, 2004. Also included is the consideration, if any, received by us for those shares, and information relating to the section of the Securities Act of 1933, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

      (a) Issuances of Capital Stock

            1. In February 2004, we issued 476,190 shares of common stock to an affiliate of Pfizer Inc. at a price per share of $21.00 for cash proceeds of approximately $10.0 million.

            2. In January 2004, upon the exercise of warrants for cash proceeds of $0.8 million, we issued 146,233 shares of our Series B redeemable convertible preferred stock at $6.00 per share to existing investors. Also in January 2004, upon the cashless exercise of warrants, we issued 709,517 shares of Series B redeemable convertible preferred stock to holders of 993,336 warrants to purchase shares of Series B redeemable convertible preferred stock. The 709,517 shares were issued in exchange for the surrender of 283,819 warrants to purchase shares of Series B redeemable convertible preferred stock.

            3. In January 2004, upon the exercise of warrants for cash proceeds of $1.1 million, we issued 156,309 shares of our Series C-1 redeemable convertible preferred stock at $6.80 per share to existing investors. Also in January 2004, upon the cashless exercise of warrants, we issued 611,746 shares of Series C-1 redeemable convertible preferred stock to holders of 904,712 warrants to purchase shares of Series C-1 redeemable convertible preferred stock. The 611,746 shares were issued in exchange for the surrender of 292,966 warrants to purchase shares of Series C-1 redeemable convertible preferred stock.

            4. In January 2004, upon the exercise of warrants for cash proceeds of $1.2 million, we issued 166,818 shares of our Series C-2 redeemable convertible preferred stock at $7.20 per share to existing investors. Also in January 2004, upon the cashless exercise of warrants, we issued 545,861 shares of Series C-2 redeemable convertible preferred stock to holders of 830,673 warrants to purchase shares of Series C-2 redeemable convertible preferred stock. The 545,861 shares were issued in exchange for the surrender of 284,812 warrants to purchase shares of Series C-1 redeemable convertible preferred stock.

            5. In February and March 2004, upon the cashless exercise of warrants, we issued an aggregate of 680,509 shares of common stock to holders of 833,333 warrants to purchase 833,333 shares of common stock. The 680,509 shares were issued in exchange for the surrender of 152,824 warrants to purchase shares of common stock.

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

      (b) Stock Option Grants

      In the three months ended March 2004, we issued to employees and consultants 83,912 shares of common stock upon the exercise of stock options at a weighted average exercise price of $1.05 per share. During the same period, we granted options to purchase 1,178,660 shares of common stock at a weighted average exercise price of $27.50 per share. In addition, we also issued 37,501 shares of restricted stock to employees for cash proceeds of $375.00.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None

ITEM 4. SUBMISSION TO A VOTE OF SECURITY HOLDERS.

        None

ITEM 5. OTHER INFORMATION.

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits:

Exhibit No.  Description

3.1          Amended and Restated Certificate of Incorporation (1)
3.2          Amended and Restated Bylaws (1)
10.1 Amendment No. 1 dated May 4, 2004 to Consulting Agreement between Samir Patel and the Registrant dated November 1, 2001
31.1         Rule 13a-14(a) Certification of Principal Executive Officer
31.2         Rule 13a-14(a) Certification of Principal Financial Officer
32.1         Rule 1350 Certification of Chief Executive Officer
32.2         Rule 1350 Certification of Chief Financial Officer

--------------------------
(1) Incorporated by reference to the registrant's Annual Report on Form 10-K filed on March 24, 2004

(b)   Reports on Form 8-K:

            (i) On February 23, 2004, we filed a Form 8-K dated February 23, 2004, furnishing under Item 12 "Results of Operations and Financial Condition," Eyetech's press release announcing financial results for the three and twelve months ended December 31, 2003.

            (ii) On March 2, 2004, we filed a Form 8-K dated February 28, 2004, furnishing under Item 9 "Regulation FD Disclosure" a trade release dated March 2, 2004.

                                   SIGNATURES

            Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      EYETECH PHARMACEUTICALS, INC.
                                              (Registrant)

Dated: May 12, 2004
                                      By:  /s/ DAVID R. GUYER
                                           -------------------------------------
                                                  David R. Guyer, M.D.
                                                  Chief Executive Officer

                                      By:  /s/ GLENN P. SBLENDORIO
                                           -------------------------------------
                                                  Glenn P. Sblendorio
                                                  Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.  Description

3.1          Amended and Restated Certificate of Incorporation (1)
3.2          Amended and Restated Bylaws (1)
10.1 Amendment No. 1 dated May 4, 2004 to Consulting Agreement between Samir Patel and the Registrant dated November 1, 2001
31.1         Rule 13a-14(a) Certification of Principal Executive Officer
31.2         Rule 13a-14(a) Certification of Principal Financial Officer
32.1         Rule 1350 Certification of Chief Executive Officer
32.2         Rule 1350 Certification of Chief Financial Officer

--------------------------
(1) Incorporated by reference to the registrant's Annual Report on Form 10-K filed on March 24, 2004