Form 10-Q
period 2004-06-30
EYETECH PHARMACEUTICALS INC
filed 2004-08-13
CIK 1115285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-50516

Eyetech Pharmaceuticals, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	13-4104684 (I.R.S. Employer Identification No.)

3 Times Square, 12th Floor
New York, New York 10036
(Address of Principal Executive Offices including Zip Code)

(212) 824-3100
(Registrant’s Telephone Number, Including Area Code)

No Change
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     The number of shares of registrant’s common stock outstanding on August 11, 2004 was 41,028,816.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

EYETECH PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2003	2004
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,013,756	$79,779,620
Marketable securities	106,360,073	173,404,886
Collaboration receivable	2,562,000	1,755,667
Prepaid expenses and other current assets	1,301,027	3,812,552

Total current assets	135,236,856	258,752,726
Property and equipment, net	5,867,582	8,374,507
Restricted cash	5,623,865	5,927,360
Other assets	2,751,375	1,198,793

Total assets	$149,479,678	$274,253,386

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$14,308,103	$22,741,617
Deferred revenue, current portion	5,000,000	5,295,312
Capital lease obligations, current portion	618,350	648,622
Deferred rent liability, current portion	171,856	534,366

Total current liabilities	20,098,309	29,219,917
Deferred revenue, net of current portion	65,416,663	64,688,536
Capital lease obligations, net of current portion	1,038,279	706,475
Other liabilities, net of current portion	425,761	2,689,729
Redeemable convertible preferred stock — $.01 par value; 29,093,695 shares authorized; 25,062,278 and none issued and outstanding at December 31, 2003 and June 30, 2004, respectively, liquidation preference of $252,053,310 as of December 31, 2003	185,506,532	—
Stockholders’ (deficit) equity:
Convertible preferred stock — $.01 par value; 120,000 and none authorized, issued and outstanding at December 31, 2003 and June 30, 2004, respectively; liquidation preference of $225,000 as of December 31, 2003	150,000	—
Preferred stock $.01 par value; 5,000,000 shares authorized, none issued and outstanding at December 31, 2003 and June 30, 2004	—	—
Common stock $.01 par value; 60,000,000 and 125,000,000 shares authorized; 4,527,736 issued and 4,102,736 outstanding at December 31, 2003; 40,907,845 issued and 40,482,845 outstanding at June 30, 2004	45,277	409,078
Additional paid-in capital	28,804,713	374,583,058
Loans to stockholders	(430,666)	(329,416)
Deferred compensation	(13,956,265)	(12,555,514)
Treasury stock, at cost	(255,000)	(255,000)
Accumulated other comprehensive income (loss)	130,831	(559,265)
Accumulated deficit	(137,494,756)	(184,344,211)

Total stockholders’ (deficit) equity	(123,005,866)	176,948,730

Total liabilities and stockholders’ (deficit) equity	$149,479,678	$274,253,386

See accompanying notes.

EYETECH PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Collaboration revenue:
License fees	$1,250,000	$1,250,000	$2,083,335	$2,500,002
Reimbursement of development costs	9,948,757	11,299,799	16,424,586	21,762,397

Total collaboration revenue	11,198,757	12,549,799	18,507,921	24,262,399
Operating expenses:
Research and development	19,721,332	33,913,567	31,337,975	55,844,459
Sales and marketing	742,908	6,177,681	1,311,351	9,976,910
General and administrative	342,287	4,319,503	1,445,433	5,962,164

Total operating expenses	20,806,527	44,410,751	34,094,759	71,783,533

Loss from operations	(9,607,770)	(31,860,952)	(15,586,838)	(47,521,134)
Interest income	579,383	877,110	1,197,859	1,571,818
Interest expense	(43,402)	(37,856)	(104,982)	(84,127)

Net loss	(9,071,789)	(31,021,698)	(14,493,961)	(46,033,443)
Preferred stock accretion	(2,258,964)	—	(4,517,927)	(816,012)

Net loss attributable to common stockholders	$(11,330,753)	$(31,021,698)	$(19,011,888)	$(46,849,455)

Basic and diluted net loss attributable to common stockholders per share	$(2.88)	$(0.77)	$(4.94)	$(1.38)

Weighted average shares outstanding — basic and diluted	3,932,489	40,389,385	3,847,117	33,959,624

Pro forma basic and diluted net loss attributable to common stockholders per share	$(0.40)	$(0.77)	$(0.69)	$(1.23)

Weighted average shares outstanding — pro forma basic and diluted	28,072,746	40,389,385	27,471,315	38,122,678

See accompanying notes.

EYETECH PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2003	2004
	(Unaudited)	(Unaudited)
Operating activities
Net loss	$(14,493,961)	$(46,033,443)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	398,572	863,224
Loss on disposal of assets	19,627	153,265
Noncash stock-based compensation	990,635	4,923,205
(Gain) loss on sale of marketable securities	(31,957)	32,245
Changes in operating assets and liabilities:
Collaboration receivable	(15,346,757)	806,333
Prepaid expenses and other current assets	141,100	(2,018,773)
Other assets	(503,613)	(148,642)
Accounts payable and accrued expenses	1,468,833	8,934,478
Deferred revenue	72,916,665	(432,815)
Other liabilities	(84,788)	2,626,477

Net cash provided by (used in) operating activities	45,474,356	(30,294,446)
Investing activities
Purchases of property and equipment	(1,427,270)	(3,523,414)
Purchase of marketable securities	(186,729,577)	(2,302,663,404)
Proceeds from sale of marketable securities	155,498,841	2,234,896,250
Increase in restricted cash	—	(303,495)
Repayment of loan to stockholders	750	101,250
Increase in prepaid expenses and other current assets	(278,239)	(492,752)

Net cash (used in) investing activities	(32,935,495)	(71,985,565)
Financing activities
Proceeds from issuance of common stock, net	122,233	154,706,980
Proceeds from issuance of redeemable convertible preferred stock and warrants, net	24,736,944	2,640,427
Repayment of capital lease obligations	(273,142)	(301,532)

Net cash provided by financing activities	24,586,035	157,045,875

Net increase in cash and cash equivalents	37,124,896	54,765,864
Cash and cash equivalents at beginning of period	5,791,845	25,013,756

Cash and cash equivalents at end of period	$42,916,741	$79,779,620

Noncash financing and investing activities
Loans to stockholders in connection with exercise of stock options and stock purchase	$34,416	$—

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$104,982	$37,856

Issuance of redeemable preferred stock on conditional exercise of warrants	$—	$500,964

Conversion of redeemable and convertible preferred stock to common stock	$—	$189,613,935

Costs in connection with initial public offering of common stock reclassified to additional paid in capital	$—	$1,701,223

See accompanying notes.

EYETECH PHARMACEUTICALS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

1. Organization and Description of Business

Eyetech Pharmaceuticals, Inc., together with its wholly owned subsidiary (“Eyetech” or the “Company”), is a biopharmaceutical company that specializes in the development and commercialization of novel therapeutics to treat diseases of the eye. The Company’s initial focus is on diseases affecting the back of the eye, particularly the retina. The Company’s most advanced product candidate is MacugenTM (pegaptanib sodium injection), which it is developing in a collaboration with Pfizer Inc. (“Pfizer”) for the treatment of both the wet form of age-related macular degeneration, known as AMD, and for the treatment of diabetic macular edema, known as DME, which is a complication of diabetic retinopathy. In the second half of 2001, the Company initiated two Phase 2/3 pivotal clinical trials of Macugen for the treatment of wet AMD. Based on the results from the first year of these trials, the Company has filed a new drug application with the United States Food and Drug Administration seeking marketing approval of Macugen for the treatment of wet AMD. The Company is also currently conducting a Phase 2 clinical trial for the use of Macugen in the treatment of DME.

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

On February 4, 2004, the Company successfully completed an initial public offering of its common stock. The initial public offering consisted of the sale of 6,500,000 shares of common stock at a price of $21.00 per share. As part of the offering, the Company granted to the underwriters an option to purchase an additional 975,000 shares within 30 days of the initial public offering to cover over-allotments. This option was exercised in full in February 2004. Net proceeds from the initial public offering after deducting underwriters’ discounts and expenses were $142.9 million, including the exercise of the over-allotment option. In addition, 476,190 shares of common stock were purchased concurrently with the initial public offering by Pfizer for $10 million as part of its commitment under Pfizer’s collaboration with the Company.

The Company issued 5,073,435 warrants in connection with original issuances of preferred stock from April 2000 to August 2002 and the in-licensing of Macugen in April 2000. Prior to the closing of our initial public offering, 1,511,381 shares of preferred stock were issued in connection with warrant exercises providing $10.4 million in aggregate proceeds. Included in this amount were 73,581 shares issued pursuant to conditional exercises received during the quarter ended December 31, 2003 for proceeds of $0.5 million. An additional 1,867,124 shares of preferred stock were issued on a cashless basis to the holders of 2,728,721 preferred stock warrants, who surrendered 861,597 preferred stock warrants as payment for those shares. All outstanding shares of preferred stock, including those shares issued in connection with warrant exercises, were automatically converted to an equivalent number of shares of common stock upon the closing of our initial public offering. Additionally, warrants to purchase 833,333 shares of Series B preferred stock converted to an equal number of warrants to purchase an equal number of shares of common stock upon the closing of the initial public offering. These warrants were exercised during the quarter ended March 31, 2004 on a cashless basis, resulting in the issuance of 680,509 shares of common stock in exchange for the surrender of warrants to purchase 152,824 shares of common stock. No warrants are outstanding at June 30, 2004.

On June 2, 2004, the Company successfully completed a secondary public offering of its common stock. The secondary public offering consisted of the sale of 3,860,000 shares of common stock at a price of $38.50 per share. As part of the offering, the selling stockholders granted to the underwriters an option to purchase an additional 579,000 shares within 30 days of the secondary public offering to cover over-allotments. This option was exercised in full in June 2004. All shares sold were offered by existing stockholders and employees holding options. Shares outstanding increased by 106,735 shares after the offering as a result of option exercises, which provided proceeds to the Company of $0.1 million. The costs associated with the offering, excluding underwriters’ discounts and commissions payable by the selling stockholders, were approximately $1.0 million and have been paid by the Company.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented.

The results of operations for the three-month and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2004. These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification

Certain reclassifications have been made to the prior year’s information to conform to the 2004 presentation.

Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents. At June 30, 2004, the Company had substantially all of its cash and cash equivalents in investment grade obligations.

Marketable Securities

     Marketable securities are classified as “available-for-sale” and are carried at market value with unrealized gains and losses reported as other comprehensive income or loss, which is a separate component of stockholders’ (deficit) equity.

Restricted Cash

Restricted cash collateralizes outstanding letters of credit associated with the leases of the Company’s office and laboratory facilities. The funds are invested in certificates of deposit.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash equivalents and marketable securities. The Company has established guidelines relating to diversification and maturities that allow the Company to manage risk.

Revenue Recognition

Revenues associated with the Company’s collaboration with Pfizer consist of non-refundable, license payments, reimbursement of development expenses and costs associated with the validation of the manufacturing process. The Company expects to record revenues and expenses in future periods related to equipment purchased which, under the terms of our agreement, Pfizer will reimburse to the Company a portion of the total cost of the equipment which will be recognized over the life of the equipment.

The Company uses revenue recognition criteria outlined in Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” and Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Accordingly, revenues from licensing agreements are recognized based on the performance requirements of the agreement. Non-refundable license payments, where the Company has an ongoing involvement or performance obligation, are generally recorded as deferred revenue in the balance sheet and amortized into license fees in the statement of operations over the term of the performance obligation.

Revenues derived from reimbursements of costs associated with the development of Macugen are recorded in compliance with EITF Issue 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent” (“EITF 99-19”), and EITF Issue 01-14, “Income Statement Characterization of Reimbursements Received For “Out-of-Pocket” Expenses Incurred” (“EITF 01-14”). According to the criteria established by these EITF Issues, in transactions where the Company acts as a principal, with discretion to choose suppliers, bears credit risk and performs part of the services required in the transaction, the Company has met the criteria to record revenue for the gross amount of the reimbursements.

Research and Development Costs

Research and development costs are expensed as incurred.

Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In addition, SFAS 148 amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company adopted the disclosure requirements of SFAS 148 effective December 31, 2002. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting prescribed in APB 25 and, accordingly, does not recognize compensation expense for stock option grants made at an exercise price equal to or in excess of the fair market value of the stock at the date of grant.

Had compensation cost for the Company’s outstanding employee stock options been determined based on the fair value at the grant dates for those options consistent with SFAS 123, the Company’s net loss and basic and diluted net loss per share, would have been changed to the following pro forma amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net loss attributable to common stockholders, as reported	$(11,330,753)	$(31,021,698)	$(19,011,888)	$(46,849,455)
Add: Non-cash employee compensation as reported	142,918	1,648,611	285,836	2,790,139
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(209,867)	(2,759,308)	(376,344)	(4,539,096)
SFAS 123 pro forma loss	$(11,397,702)	$(32,132,395)	$(19,102,396)	$(48,598,412)

Basic and diluted loss attributable to common stockholders per share, as reported	$(2.88)	$(0.77)	$(4.94)	$(1.38)

Basic and diluted loss attributable to common stockholders per share, SFAS 123 pro forma	$(2.90)	$(0.80)	$(4.97)	$(1.43)

SFAS 123 pro forma information regarding net loss is required by SFAS 123, and has been determined as if the Company had accounted for its stock-based employee compensation under the fair value method prescribed in SFAS 123. The fair value of the options prior to completion of the Company’s initial public offering was estimated at the date of grant using the minimum value pricing model. Upon completion of the initial public offering in February, 2004, the Company began using the Black-Scholes model to estimate fair value. The following assumptions were utilized for the calculations during each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Risk-free interest rate	2.8% – 2.87%	3.8% - 4.75	2.8% – 2.87%	3.9% - 4.75
Dividend yield	0%	0%	0%	0%
Expected life	7 years	5 years	7 years	5 years
Volatility	N/A	76%	N/A	74%

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

Recently Issued Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” “SFAS No. 146”). This standard addresses financial accounting and reporting for costs associated with an exit or disposal activities and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This standard nullifies EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.” This Standard is effective for exit or disposal activities initiated after December 31, 2002. Adoption of this statement resulted in the recognition of a loss of $1.5 million during the quarter ended June 30, 2004. The loss was incurred because the Company has not subleased its previous corporate offices at 500 Seventh Avenue in New York City and office equipment associated with that facility.

During 2003, the FASB issued various accounting standards and interpretations, including SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”), Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51” and Interpretation No. 46-R “Consolidation of Variable Interest Entities” (“FIN 46-R”). Adoption of these standards and interpretations has not had a material effect on the Company’s financial condition, results of operations or liquidity. There have been no other accounting pronouncements made through June 30, 2004 that the Company expects would have a material effect on its results of operations, cash flows or financial position.

3. Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share” (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Common equivalent shares consist of the incremental common shares issuable upon the conversion of preferred stock, shares issuable upon the exercise of stock options and the conversion of preferred stock upon the exercise of warrants. Diluted EPS is identical to Basic EPS since common equivalent shares are excluded from the calculation, as their effect is anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share for the three-month and six-month periods ended June 30, 2003 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Numerator:
Net Loss	$(9,071,789)	$(31,021,698)	$(14,493,961)	$(46,033,443)
Preferred stock accretion	(2,258,964)	—	(4,517,927)	(816,012)

Numerator for basic and diluted net loss attributable to common stockholders per share — net loss attributable to common stockholders	$(11,330,753)	$(31,021,698)	$(19,011,888)	$(46,849,455)

Denominator:
Denominator for basic and dilutive net loss attributable to common stockholders per share — weighted-average shares	3,932,489	40,389,385	3,847,117	33,959,624

Basic and diluted net loss attributable to common stockholders per share	$(2.88)	$(0.77)	$(4.94)	$(1.38)

Denominator for unaudited pro forma basic and diluted net loss attributable to common stockholders per share — weighted average shares	28,072,746	40,389,385	27,471,315	38,122,678

Unaudited pro forma basic and diluted net loss attributable to common stockholders per share	$(0.40)	$(0.77)	$(0.69)	$(1.23)

Pro forma basic and diluted net loss per share is computed using the weighted average number of common shares outstanding, including the pro forma effects of the automatic conversion of all outstanding convertible preferred stock into shares of the Company’s common stock effective upon the closing of the Company’s initial public offering, as if such conversion had occurred at the date of the original issuance. Accordingly, pro forma basic and diluted net loss per common share has been calculated assuming the preferred stock was converted as of the original date of issuance of the preferred stock.

The following table shows dilutive common share equivalents outstanding on a weighted average basis, which are not included in the above historical calculations, as the effect of their inclusion is anti-dilutive during each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Preferred Stock	24,140,257	—	22,499,432	4,163,054
Options	3,627,195	6,064,574	3,553,000	6,064,574
Warrants	5,073,435	—	5,073,435	922,761

	32,840,887	6,064,574	31,125,867	11,150,389

4. Comprehensive Loss

Comprehensive losses are primarily comprised of net losses and unrealized gains and losses on available for sales securities. Comprehensive losses for the six months ended June 30, 2003 and 2004 are detailed below.

	For the six months ended
	June 30, 2003	June 30, 2004
Net loss	$(14,493,961)	$(46,033,443)
Unrealized gain (loss) on available for sale securities	5,051	(690,096)

Comprehensive loss	$(14,488,911)	$(46,723,539)

5. Pfizer Collaboration

In December 2002, Pfizer and the Company entered into several concurrent agreements to jointly develop and commercialize Macugen. Under the terms of the agreement, which became effective February 3, 2003 when government approval was obtained, Pfizer made initial payments of $100 million, which included the purchase of 2,747,253 shares of the Company’s Series D preferred stock for $24.7 million, net of issuance costs and a $75 million initial license fee which is being amortized over the expected term of the agreement (estimated at 15 years). In addition, the Company agreed to sell to Pfizer and Pfizer agreed to purchase from the Company, up to an additional $25 million of the Company’s capital stock at the then current market price upon the completion of certain events. Pursuant to this agreement, concurrent with the initial public offering, Pfizer purchased 476,190 shares of common stock at $21.00 per share, resulting in gross proceeds to the Company of approximately $10 million.

Under the terms of the agreement, both parties will expend funds related to the co-promotion and development of Macugen. Pfizer will generally fund a majority of the ongoing development costs incurred pursuant to an agreed upon development plan covering the development of Macugen for AMD, DME, retinal vein occlusion and other agreed upon ophthalmic indications. In certain instances, the Company will reimburse Pfizer for the Company’s share of costs that Pfizer incurs. This funding resulted in the recognition by the Company of $11.2 million in revenue during the three month period ended June 30, 2003 and $12.5 million in revenue and $1.8 million in research and development and marketing expenses during the three month period ended June 30, 2004. The Company recognized $16.4 million in revenue for the six month period ending June 30, 2003 and $21.8 million in revenue and $2.5 million in research and development and marketing expenses during the six month period ending June 30, 2004. At June 30, 2004, the Company has recorded a collaboration receivable in the amount of $1.8 million. In addition, the Company recognized $1.3 million in connection with the amortization of the $75 million initial license fee paid by Pfizer for the three month periods ending June 30, 2003 and 2004, respectively, and $2.1 million and $2.5 million for the six month periods ended June 30, 2003 and 2004, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a biotechnology company with our first product candidate, Macugen, currently in two Phase 2/3 pivotal clinical trials for use in the treatment of the wet form of age-related macular degeneration, known as AMD. Based on the results from the first year of these ongoing Phase 2/3 pivotal clinical trials, we and Pfizer have filed a new drug application with the FDA as a rolling submission to seek marketing approval for Macugen in the treatment of wet AMD. We are seeking marketing approval for the use of Macugen in the treatment of all angiographic subtypes of active subfoveal neovascular AMD, which represents the same broad patient population we studied in our clinical trials. Macugen is also in a Phase 2 clinical trial for use in the treatment of diabetic macular edema, known as DME. Our revenues for the six months and the quarter ended June 30, 2004 were $24.3 million and $12.6 million, respectively, consisting of amortization of the initial non-refundable, license payment that we received from Pfizer under our collaboration with Pfizer and reimbursement to us by Pfizer of a portion of the ongoing development costs for Macugen. As a result of our collaboration with Pfizer, we ceased to be a development-stage company in February 2003. We have had no other income since inception other than interest on short-term investments.

We commenced operations in April 2000. Since our inception, we have generated significant losses. As of June 30, 2004, we had an accumulated deficit of $184.3 million. We expect to continue to spend significant amounts on the development of Macugen and our other programs. We expect to incur significantly greater commercialization costs as we continue to prepare for the anticipated commercial launch of Macugen. We expect to begin to participate in selling activities, or detailing, of Pfizer’s product, Xalatan®, for the treatment of glaucoma together with Pfizer three to six months prior to our planned commercial launch of Macugen. We also plan to continue to invest in research for additional applications of Macugen and to develop new drugs and drug delivery technologies and to build the appropriate infrastructure to support our business. We have recently entered into a lease for new research and development space that will increase our annual facilities expenses by $1.6 million. Additionally, we plan to continue to evaluate possible acquisitions or licenses of rights to potential new drugs, drug targets and drug delivery technologies that would fit within our growth strategy. Accordingly, we will need to generate significant revenues to achieve and then maintain profitability.

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

Our research and development expenses incurred through June 30, 2004 were expenses related primarily to the development of Macugen. We expect to incur additional research and development expenses of approximately $8 million to $18 million relating to Macugen prior to its commercial launch in the United States for use in the treatment of wet AMD. These additional expenses are subject to the risks and uncertainties associated with clinical trials and the United States Food and Drug Administration, or FDA, and foreign regulatory review and approval process. As a result, these additional expenses could exceed our estimated amounts, possibly materially. Under our agreements with Pfizer, Pfizer is obligated to fund specified percentages of the ongoing development costs incurred pursuant to an agreed upon development plan.

Sales and marketing and general and administrative expenses consist primarily of salaries and related expenses,

general corporate activities and costs associated with building a commercial infrastructure to market and sell Macugen and to detail Xalatan. We anticipate that general and administrative expenses will increase as a result of the expected expansion of our operations, facilities and other activities associated with the planned expansion of our business, together with the additional costs associated with operating as a public company. We expect sales and marketing expenses to increase as we ready our sales force, plan and implement our marketing programs to support detailing Xalatan and to prepare to sell Macugen, subject to receiving required regulatory approvals.

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

Critical Accounting Policies and Significant Judgments and Estimates

     Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to revenue recognition. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission, we believe that the following accounting policies relating to revenue recognition and stock-based compensation charges are most critical to aid you in fully understanding and evaluating our reported financial results.

          Revenue Recognition

     In connection with our collaboration with Pfizer, we recognize revenue from non-refundable license payments ratably over the remaining term of the agreements with Pfizer, commencing when contractual obligations have been satisfied and such payments have been made. When the period of deferral over which we recognize the revenue cannot be specifically identified from the agreement, our management estimates the period based upon other critical factors contained within the agreement. We continually review these estimates, which could result in a change in the deferral period and which might impact the timing and the amount of revenue recognized. To date, we have received $75 million as an initial license fee from Pfizer. We will amortize this initial license fee over 15 years, the effective life of the agreement. In addition, under the terms of our agreement with Pfizer, Pfizer has agreed to pay a portion of the costs associated with the purchase of certain equipment. During the quarter ended June 30, 2004, we received payment from Pfizer for equipment purchased for which Pfizer had agreed to reimburse us. We have recorded deferred revenue in connection with the reimbursement for this equipment. We will amortize the deferred revenue related to this equipment over its expected life. During the six months ended June 30, 2003 and 2004, respectively, we recognized $2.1 million and $2.5 million of license fee revenue. At June 30, 2004, we classified as current deferred revenue $5.3 million related to payments for licenses and equipment. The balance of $64.7 million is classified as long-term deferred revenue on our balance sheet.

     We report our revenues on a gross reporting basis, which includes reimbursement to us from Pfizer of Pfizer’s share of our cost of development of Macugen for the period. We have determined that our responsibilities under our contracts with Pfizer to manage and assume responsibilities for obtaining FDA approvals for Macugen, including our separate contractual relationships and responsibilities to our clinical development contractors and our interaction with monitors and patients qualify us as principal under the criteria set forth in Emerging Issues Task Force, or EITF, Issue 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent.” Additionally, under EITF Issue 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred,” in those cases where we have a primary obligation to conduct clinical studies and bear risk for selection of and payment to vendors, among other conditions, we recognize reimbursements of those costs to us by Pfizer as revenue, instead of as an offset to the expense incurred. We record as expenses costs incurred by Pfizer for which we are contractually liable. In future periods we may be liable for costs incurred where we do not meet the criteria to be considered as the principal. We would record these costs as expenses, and we may be required to reimburse Pfizer.

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

     We recorded deferred stock-based compensation related to stock options and restricted stock granted to employees and directors through June 30, 2004 of $12.6 million, net of related amortization expense of $2.8 million for the six months ended June 30, 2004. We expect to amortize deferred stock-based compensation with respect to stock options and restricted stock awards granted through June 30, 2004 in future periods, including $2.1 million during the remainder of 2004, $4.2 million during 2005, $4.1 million during 2006 and $2.2 million during 2007.

Accounting Pronouncements

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard addresses financial accounting and reporting for costs associated with an exit or disposal activities and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This standard nullifies EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.” This Standard is effective for exit or disposal activities initiated after December 31, 2002. Our adoption of this statement resulted in the recognition of a loss of $1.5 million during the quarter ended June 30, 2004. The loss was incurred because we have not subleased our previous corporate offices at 500 Seventh Avenue in New York City and office equipment associated with that facility.

     During the year ended December 31, 2003, the Financial Accounting Standards Board (“FASB”) issued various accounting standards and interpretations, including FASB Statement No 150, “Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity” (“SFAS 150”), Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51” and Interpretation No. 46-R “Consolidation of Variable Interest Entities” (“FIN 46-R”). We believe that our adoption of these standards and interpretations has not had a material effect on our financial condition, results of operations or liquidity. There have been no other accounting pronouncements made through June 30, 2004 that we expect will have a material effect on our results of operations, cash flows or financial position.

Results of Operations

          Quarters ended June 30, 2003 and 2004

     Revenue. Collaboration revenue increased 13% from $11.2 million for the quarter ended June 30, 2003 to $12.6 million for the quarter ended June 30, 2004. Revenue from the amortization of license fees remained constant while revenue from reimbursement of development costs increased by $1.4 million. Increases in development costs resulted primarily from increases in reimbursable costs related to the development of manufacturing capabilities.

     Research and Development Expenses. Research and development expenses increased 72% from $19.7 million for the quarter ended June 30, 2003 to $33.9 million for the quarter ended June 30, 2004. The increase in research and development expenses of $14.2 million was attributable to $9.2 million of expenditures related to milestone payments in connection with the filing of our NDA and payments in connection with the licensing of technologies from third parties, an increase of $5.4 million relating to the continued development of manufacturing capabilities and related costs, an increase of $1.1 million relating to additional hiring of research and development staff and a $0.8 million increase in ongoing expenditures during 2004 in connection with our Phase 2/3 pivotal clinical trials for the use of Macugen in the treatment of wet AMD and related costs. These increases in cost were partially offset by a decrease in costs of $0.5 million in connection with clinical trials for the use of Macugen in the treatment of DME and $1.8 million associated with the development of drug delivery technologies and other costs. We anticipate that research and development expenses will continue to increase as we further advance Macugen to commercialization and begin to devote additional resources to other research and development projects.

     Sales and Marketing Expenses. Sales and marketing expenses increased from $0.8 million for the quarter ended June 30, 2003 to $6.2 million for the quarter ended June 30, 2004. The increase in sales and marketing expenses of $5.4 million was primarily related to $2.7 million in higher personnel expenses, relating to the hiring and training of sales and sales management personnel, and $2.7 million of costs related to the development of the Macugen brand and related to expenditures for development of the infrastructure necessary to prepare for the commercial launch of Macugen and the detailing of Xalatan as part of the Pfizer agreement. Of this $2.7 million of costs, $1.5 million was incurred by Pfizer for which we are responsible and is recorded by us as marketing expenditures.

     General and Administrative Expenses. General and administrative expenses increased from $0.3 million for the quarter ended June 30, 2003 to $4.3 million for the quarter ended June 30, 2004. The increase of $4.0 million resulted from a $1.5 million loss related to not finding a sub-tenant for our former New York headquarters, a $1.5 million increase in expenses related to facilities and infrastructure needed to support our growth and our Pfizer collaboration and $1.0 million in costs associated with our secondary offering.

     Interest Income. Interest income increased from $0.6 million in the quarter ended June 30, 2003 to $0.9 million in the quarter ended June 30, 2004 as a result of higher levels of cash and marketable securities available for investment, which were partially offset by lower interest rates during 2004 compared to 2003.

          Six months ended June 30, 2003 and 2004

     Revenue. Collaboration revenue increased 31% from $18.5 million for the six months ended June 30, 2003 to $24.3 million for the six months ended June 30, 2004. Revenue from the amortization of license fees increased by $0.4 million representing an additional month of amortization in 2004 versus 2003 while revenue from reimbursement of development costs increased by $5.3 million. The increases in reimbursable development costs were primarily related to the development of manufacturing capabilities.

     Research and Development Expenses. Research and development expenses increased 78% from $31.3 million for the six months ended June 30, 2003 to $55.8 million for the six months ended June 30, 2004. The increase in research and development expenses of $24.5 million was attributable to an increase of $12.6 million relating to the continued development of manufacturing capabilities and related costs, an increase of $9.2 million related to milestone payments incurred in connection with the filing of our NDA for Macugen in the treatment of wet AMD and payments in connection with the licensing of technologies from third parties, a $3.0 million increase in ongoing expenditures in connection with our Phase 2/3 pivotal clinical trials for the use of Macugen in the treatment of wet AMD and related costs and an increase of $2.7 million relating to additional hiring of research and development staff. These increases in cost were partially offset by $0.6 million decrease in expenditures in connection with clinical trials for the use of Macugen in the treatment of DME and a $2.4 million decrease associated with the development of drug delivery technologies and related costs. We anticipate that research and development expenses will continue to increase as we further advance Macugen to commercialization and begin to devote additional resources to other research and development projects.

     Sales and Marketing Expenses. Sales and marketing expenses increased from $1.3 million for the six months ended June 30, 2003 to $10.0 million for the six months ended June 30, 2004. The increase in sales and marketing expenses of $8.7 million was primarily related to $4.7 million in higher personnel expenses, relating to the hiring and training of sales and sales management personnel, and $4.0 million of costs related to the development of the Macugen brand and the infrastructure necessary to prepare for the commercial launch of Macugen and the detailing of Xalatan as part of the Pfizer agreement. Of this $4.0 million of costs, $2.1 million was incurred by Pfizer and is recorded by us as marketing expenditures.

     General and Administrative Expenses. General and administrative expenses increased from $1.4 million for the six months ended June 30, 2003 to $6.0 million for the six months ended June 30, 2004. The increase of $4.6 million resulted from a $2.1 million increase in expenses related to facilities and infrastructure needed to support our growth and our Pfizer collaboration, a $1.5 million loss related to not finding a sub-tenant for our former New York headquarters and $1.0 million in costs associated with our secondary offering.

     Interest Income. Interest income increased from $1.2 million in the six months ended June 30, 2003 to $1.6 million in the six months ended June 30, 2004 as a result of higher levels of cash and marketable securities available for investment, which were partially offset by lower interest rates during 2004 compared to 2003.

Liquidity and Capital Resources

     Sources of Liquidity

     Since our inception, we have financed our operations through public sales and private placements of our capital stock, the initial license fee that we received from Pfizer as part of our Macugen collaboration, reimbursement of development costs from Pfizer and the receipt of interest income. Through June 30, 2004, we have received net proceeds of $332.5 million from the issuance of shares of common stock, convertible preferred stock and warrants. In connection with our initial public offering, all shares of preferred stock and related warrants were converted to common stock prior to June 30, 2004. We have also received net proceeds from capital equipment financing of $2.4 million. The table below summarizes our initial issuances of convertible preferred stock and warrants.

		Number of	Number of Shares	Approximate
Series	Date	Shares	Underlying Warrants	Gross Proceeds
				(In thousands)
A	March 2000	120,000	—	$150
B	April 2000	5,766,332	1,142,902	34,600
B	January 2001	20,666	—	124
C-1	July-August 2001	7,964,229	1,592,846	54,200
C-2	August 2002	7,521,777	1,504,354	54,200
D	February 2003	2,747,253	—	25,000

     On February 4, 2004, we completed an initial public offering of our common stock of 6,500,000 shares at a price of $21.00 per share. As part of the offering, we granted to the underwriters an option to purchase an additional 975,000 shares within 30 days of the initial public offering to cover over-allotments. This option was exercised in February 2004. Net proceeds from our initial public offering after deducting underwriters’ discounts and expenses were $142.9 million, including the exercise of the over-allotment option. In addition, 476,190 shares of common stock were purchased concurrently with the initial public offering by Pfizer for $10 million as part of its commitment under our collaboration with Pfizer.

     We issued 5,073,435 warrants in connection with original issuances of preferred stock from April 2000 to August 2002 and the in-licensing of Macugen in April 2000. Prior to the closing of our initial public offering, 1,511,381 shares of preferred stock were issued in connection with warrant exercises providing $10.4 million in aggregate proceeds. An additional 1,867,124 shares of preferred stock were issued on a cashless basis to the holders of 2,728,721 preferred stock warrants, who surrendered 861,597 preferred stock warrants as payment for those shares. All outstanding shares of preferred stock, including those shares issued in connection with warrant exercises, were automatically converted to an equivalent number of shares of common stock upon the closing of our initial public offering. Additionally, warrants to purchase 833,333 shares of Series B preferred stock converted to an equal number of warrants to purchase an equal number of shares of common stock upon the closing of the initial public offering. These warrants were exercised during the quarter ended March 31, 2004 on a cashless basis, resulting in the issuance of 680,509 shares of common stock in exchange for the surrender of warrants to purchase 152,824 shares of common stock. No warrants remain outstanding at June 30, 2004.

     In connection with our collaboration with Pfizer, we received a $25.0 million investment in our series D preferred stock and a $75.0 million initial license fee and Pfizer has agreed generally to fund a majority of the ongoing development costs incurred pursuant to an agreed development plan covering the development of Macugen for AMD, DME, retinal vein occlusion and other agreed upon ophthalmic indications. Pfizer purchased an additional $10 million of our common stock at the closing of our initial public offering in February 2004 and is obligated to purchase up to an additional $15 million of our common stock and make additional payments in specified circumstances. These obligations of Pfizer are contingent upon the achievement of milestones and are currently our only committed external source of funds.

     On June 2, 2004, we completed a secondary public offering of our common stock. The secondary public offering consisted of the sale of 3,860,000 shares of common stock at a price of $38.50 per share. As part of the offering, the selling stockholders granted to the underwriters an option to purchase an additional 579,000 shares within 30 days of the secondary public offering to cover over-allotments. This option was exercised in full in June 2004. All shares sold were offered by existing stockholders and employees holding options. Our shares outstanding increased by 106,735 shares after the offering as a result of option exercises, which provided proceeds to the Company of $0.1 million. The costs associated with the offering, excluding underwriters’ discounts and commissions which were payable by the selling stockholders, were approximately $1.0 million and have been paid by us.

     As of June 30, 2004, we had $253.2 million in cash, cash equivalents and marketable securities. Also as of that date, we had pledged $5.9 million of restricted cash as collateral for letters of credit for certain of our leased facilities. We believe that our available cash, cash equivalents and marketable securities, together with expected milestone payments and reimbursements from Pfizer under our collaboration and interest income will be sufficient to fund anticipated levels of operations through at least the end of 2005. We had no material capital expenditures during the quarter ended June 30, 2004 and expect to have no material capital expenditures during the remainder of 2004.

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

     At December 31, 2003 we had deferred tax assets representing the benefit of net operating loss carryforwards and certain start up costs capitalized for tax purposes. We did not record a benefit for the deferred tax asset because realization of the benefit was uncertain and, accordingly, a full valuation allowance is provided to offset the deferred tax asset.

     During the year ended December 31, 2003, the $75 million initial license fee paid by Pfizer resulted in current taxable income to us. Although we have generated net operating losses in prior years, we may be liable for payment of alternative minimum tax in 2003. Accordingly, we provided $1.7 million for federal alternative minimum tax and state income taxes for the year ended December 31, 2003.

     We have not recorded any provision for taxes during the quarter ended June 30, 2004.

     Cash Flows

     For the six months ended June 30, 2004, we used net cash of $30.2 million in operating activities. This consisted primarily of a net loss for the period of $46.0 million, offset by an increase in accounts payable and accrued expenses of $8.9 million, an increase in other liabilities of $2.6 million and $4.9 million in non-cash stock-based compensation. We used $72.0 million for investing activities for the quarter ended June 30, 2004, which consisted primarily of net purchases of marketable securities. We received net cash of $157.0 million from financing activities during the six months ended June 30, 2004, principally relating to the issuance of common stock in our initial public offering and other issuances of common stock resulting in net proceeds, after transaction costs, of $154.7 million and the issuance of convertible preferred stock upon the exercise of warrants for net proceeds of $2.6 million, offset by the repayment of capital leases of $0.3 million.

     Funding Requirements

     We expect to devote substantial resources to continue our research and development efforts and to expand our sales, marketing and manufacturing programs associated with the commercialization and launch of Macugen and other future products. Our funding requirements will depend on numerous factors, including:

•	the success of our collaborative arrangement with Pfizer for the development and commercialization of Macugen;

•	the scope and results of our clinical trials;

•	advancement of other product candidates into development;

•	potential acquisition or in-licensing of other products or technologies;

•	the timing of, extent of, and the costs involved in, obtaining regulatory approvals;

•	the cost of manufacturing activities;

•	the cost of commercialization activities, including product marketing, sales and distribution;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation; and

•	our ability to establish and maintain additional collaborative arrangements.

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

     If our existing resources are insufficient to satisfy our liquidity requirements or if we acquire or license rights to additional product candidates, we may need to raise additional external funds through the sale of additional equity or debt securities. The sale of additional equity securities may result in additional dilution to our stockholders. Additional financing may not be available in amounts or on terms acceptable to us or at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

Contractual Obligations

     Our major outstanding contractual obligations relate to our capital leases from equipment financings, facilities leases and obligations under a number of our collaboration and alliance agreements to pay milestone payments and royalties to the other parties to these agreements.

     We have summarized in the table below our fixed contractual cash obligations as of June 30, 2004.

	Payments Due by Period
		Less Than	One to	Four to	After
Contractual Obligations	Total	One Year	Three Years	Five Years	Five Years
Capital lease obligations, including interest	$1,355,097	$648,622	$706,475	$—	$—
Operating leases	79,361,853	2,986,870	12,474,318	10,093,436	53,807,229

Total contractual cash obligations	$80,716,950	$3,635,492	$13,180,793	$10,093,436	$53,807,229

     Under our agreements with Gilead Sciences, Inc., Nektar Therapeutics, and Isis Pharmaceuticals, Inc., we are obligated to make payments aggregating up to $36.3 million, of which $7.5 million has been accrued at June 30, 2004, upon achieving specified milestones relating to the development and regulatory approval of Macugen and to pay royalties based on net sales of Macugen. The events that trigger the milestone payments include filing of a new drug application, or NDA, with the FDA, making similar filings with foreign regulatory authorities, receiving marketing approval for Macugen by the FDA or similar foreign regulatory authorities and the first commercial sale of Macugen in various countries. These contingent milestone and royalty payment obligations are not included in the above table. The above table also excludes approximately $2.0 million in minimum fixed site fees payable to one of our contract manufacturers on a quarterly basis.

     In January 2004, we entered into a sub-sublease arrangement for new corporate headquarters, clinical, safety and regulatory space in New York City. Our rent expense under the lease is expected to be $3.2 million in 2004. However, due to 2004 rent abatements, we expect cash expenditures for this property in 2004 to be $0.1 million. As security for the sublease, we have named the sub-landlord as beneficiary under a secured bank letter of credit in the amount of $3.0 million, which is included in restricted cash on the balance sheet.

     We have not sub-leased our former corporate offices at 500 Seventh Avenue, New York, New York, and as a result, under generally accepted accounting principles we have assessed the recoverability of the carrying value of our lease. We have determined that the amounts due under the lease will not be recoverable, and have recorded a loss in connection with this lease. The loss of $1.5 million was recorded in the second quarter of 2004 and includes the write down of certain office equipment. In connection with our cessation of use of this facility, we had previously accelerated the recognition of amortization and depreciation expenses in connection with certain leasehold improvements and furniture and fixtures used at this facility. This resulted in an increase of $0.3 million to amortization and depreciation expense during the six months ended June 30, 2004.

     In May 2004, we entered into a lease agreement for new research and development space to replace our Woburn research facility. Payments related to this new space are included in the table above listing our contractual obligations and are expected to result in approximately $1.6 million of additional expense annually. If we do not sub-lease our space at 42 Cummings Park, Woburn, Massachusetts, we will be required under generally accepted accounting principles to assess the recoverability of the carrying value of our lease. If it is determined that the amounts due under the lease will not be recoverable, we will record a loss in connection with this lease. The loss could be up to approximately $1.1 million and will be recorded during the second half of 2004.

RISK FACTORS THAT MAY AFFECT RESULTS

Risks Relating to Our Business

We depend heavily on the success of our lead product candidate, Macugen, which is still under development. If we are unable to commercialize Macugen, or experience significant delays in doing so, our business will be materially harmed.

     We have invested a significant portion of our time and financial resources since our inception in the development of Macugen. We anticipate that in the near term our ability to generate revenues will depend solely on the successful development and commercialization of Macugen. The commercial success of Macugen will depend on several factors, including the following:

•	successful completion of clinical trials;

•	producing batches of the active pharmaceutical ingredient used in Macugen as well as finished drug product in sufficient commercial quantities through a validated process;

•	receipt of marketing approvals from the FDA and similar foreign regulatory authorities;

•	launching commercial sales of the product in collaboration with Pfizer;

•	successfully building and sustaining manufacturing capacity to meet anticipated future market demand; and

•	acceptance of the product in the medical community, by patients receiving therapy and by third party payors.

     Based on the results from the first year of our ongoing Phase 2/3 pivotal clinical trials for the use of Macugen in the treatment of wet AMD, we and Pfizer have filed a new drug application with the FDA as a rolling submission to seek marketing approval for Macugen in the treatment of wet AMD. We are seeking marketing approval for the use of Macugen in the treatment of all angiographic subtypes of active subfoveal neovascular AMD, which represents the same broad patient population we studied in our clinical trials. The FDA has accepted for review the preclinical and clinical study report sections of our NDA. However, the FDA may not accept our full submission as complete. The FDA may also request additional information from us, including data from additional clinical trials. Furthermore, new information may arise from our continuing analysis of the data from our clinical trials that may be less favorable than currently anticipated. Clinical data often are susceptible to varying interpretations and many companies that have believed that their products performed satisfactorily in clinical trials have nonetheless failed to obtain FDA approval for their products. The FDA may not grant marketing approval for Macugen. The FDA may grant marketing approval but may not grant such approval to the extent we have requested in our NDA. Even if we are granted marketing approval for Macugen, if we are not successful in commercializing Macugen, or are significantly delayed in doing so, our business will be materially harmed and we may need to curtail or cease operations.

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

     Ultimate decision-making authority is vested in us as to some matters and in Pfizer as to other matters. A third category of decisions requires the approval of both Pfizer and us. Outside the United States, ultimate decision-

making authority as to most matters is vested in Pfizer. Pfizer may terminate the collaboration relationship without cause upon six to twelve months’ prior notice, depending on when such notice is given. Any loss of Pfizer as a collaborator in the development or commercialization of Macugen, dispute over the terms of, or decisions regarding, the collaboration or other adverse development in our relationship with Pfizer would materially harm our business and might accelerate our need for additional capital.

If our clinical trials are unsuccessful, or if we experience significant delays in these trials, our ability to commercialize Macugen and our future product candidates will be impaired.

     We must provide the FDA and similar foreign regulatory authorities with preclinical and clinical data that demonstrate that our product candidates are safe and effective for each target indication before they can be approved for commercial distribution. The preclinical testing and clinical trials of any product candidates that we develop must comply with regulations by numerous federal, state and local government authorities in the United States, principally the FDA, and by similar agencies in other countries. Clinical development is a long, expensive and uncertain process and is subject to delays. We may encounter delays or rejections based on our inability to enroll or keep enrolled enough patients to complete our clinical trials. Patient enrollment depends on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites and the eligibility criteria for the study.

     Our ongoing Phase 2/3 pivotal clinical trial for the use of Macugen in the treatment of wet AMD and Phase 2 clinical trial for use of Macugen in the treatment of DME are currently fully enrolled. We are currently enrolling patients in our Phase 2 clinical trial for the use of Macugen in the treatment of retinal vein occlusion. We also may commence additional clinical trials in the future. Although we have not to date experienced any significant delays in enrolling clinical trial patients for our ongoing clinical trials, delays in patient enrollment for future trials may result in increased costs and delays, which could have a harmful effect on our ability to develop products.

     It may take several years to complete the testing of a product, and failure can occur at any stage of testing. For example:

•	interim results of preclinical or clinical studies are not necessarily predictive of their final results, and acceptable results in early studies might not be seen in later studies, in large part because earlier phases of studies are often conducted on smaller groups of patients than later studies, and without the same trial design features, such as randomized controls and long-term patient follow-up and analysis;

•	potential products that appear promising at early stages of development may ultimately fail for a number of reasons, including the possibility that the products may be ineffective, less effective than products of our competitors or cause harmful side effects;

•	any preclinical or clinical test may fail to produce results satisfactory to the FDA or foreign regulatory authorities;

•	preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval;

•	negative or inconclusive results from a preclinical study or clinical trial or adverse medical events during a clinical trial could cause a preclinical study or clinical trial to be repeated or a program to be terminated, even if other studies or trials relating to the program are successful;

•	the FDA can place a hold on a clinical trial if, among other reasons, it finds that patients enrolled in the trial are or would be exposed to an unreasonable and significant risk of illness or injury;

•	we may encounter delays or rejections based on changes in regulatory agency policies during the period in which we develop a drug or the period required for review of any application for regulatory agency approval; and

•	our clinical trials may not demonstrate the safety and efficacy needed for our products to receive regulatory approval.

     We have completed the first year of our Phase 2/3 pivotal clinical trials for the use of Macugen in the treatment of wet AMD. Based on results from the first year of these trials, we and Pfizer have filed our NDA with the FDA for the use of Macugen in the treatment of wet AMD as a rolling submission. The FDA has accepted for review the preclinical and clinical study report sections of our NDA filing.. We are currently conducting a second year of these trials. We have also fully enrolled a Phase 2 clinical trial for the use of Macugen in the treatment of DME. To obtain marketing approval, we may decide to, or the FDA or other regulatory authorities may require us to, pursue additional clinical trials or other studies of Macugen. For example, in addition to our Phase 2 clinical trial for the use of Macugen in the treatment of DME, we anticipate that we need to conduct Phase 3 clinical trials for DME before filing a new drug application or supplemental new drug application for this second indication.

     In addition, as part of the drug approval process, we must conduct a comprehensive assessment of the carcinogenic, or cancer causing, potential of our product candidates. Our testing of Macugen to date indicates that the product’s carcinogenic potential is low. In one test for carcinogenicity risk, two potential Macugen metabolites showed, in one out of five bacterial strains tested, a small increase in the number of altered bacteria, a potential indicator of carcinogenicity risk. However, because this elevated proportion of altered bacteria did not increase further as we increased the dose of the metabolites, we do not believe the results from these tests indicate carcinogenicity potential. Furthermore, no other test, including animal studies, of Macugen and its metabolites showed carcinogenic potential. We have requested that the FDA grant us a waiver from the requirement to perform full animal carcinogenicity studies for the treatment of wet AMD based primarily on the unmet medical need presented by wet AMD, low overall systemic exposure to Macugen and the fact that this disease generally affects older populations. However, the FDA may require us to conduct additional carcinogenicity testing of Macugen. Based on our discussions with the FDA to date, if we are required to conduct further carcinogenicity testing of Macugen in connection with its use in the treatment of wet AMD, we believe that the FDA will allow us to conduct any such testing as a post-NDA approval study. However, we will not be certain of this until the NDA review process of Macugen for this indication is completed. The FDA may require us to complete satisfactory carcinogenicity testing of Macugen prior to any approval of the use of Macugen in the treatment of DME.

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

     Additional treatments for AMD and DME are in various stages of preclinical or clinical testing. If approved, these treatments would also compete with Macugen. Potential treatments in late stage clinical trials include drugs sponsored by a collaboration of Genentech, Inc. and Novartis, Alcon, Inc., Allergan, Inc. through its acquisition of Oculex Pharmaceuticals, Inc., Eli Lilly and Co., Bausch & Lomb Incorporated, a collaboration of Regeneron

Pharmaceuticals, Inc. and Aventis S.A., Miravant Medical Technologies, and Genaera Corporation. Some of the sponsors of these potential products have recently announced favorable results from Phase 1 or Phase 2 clinical trials. The Genentech/Novartis collaboration is developing an anti-VEGF humanized antibody fragment for intravitreal injection. This product candidate may be viewed as particularly competitive with Macugen because of the similarity of its mechanism of action. In addition, Alcon expects to announce results of its Phase 3 clinical trial of anecortave acetate, an angiostatic compound, for the treatment of wet AMD patients, that features a less invasive injectable delivery that requires less frequent administration (every six months), in the fourth quarter of 2004 and to file an NDA thereafter for wet AMD. Further, Alcon is enrolling patients in two Phase 3 clinical trials, one in South America and one in Europe, comparing the safety and efficacy of Alcon’s compound against placebo in patients with all subtypes of wet AMD. Other laser, surgical or pharmaceutical treatments for AMD and DME may also compete against Macugen. These competitive therapies may result in pricing pressure if we receive marketing approval for Macugen even if Macugen is otherwise viewed as a preferable therapy.

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

We are in the process of establishing our sales and marketing capabilities. We will need to build a sales infrastructure to successfully commercialize Macugen and other products that we develop, acquire or license.

     We have limited experience as a company in selling products. We have completed our efforts to hire a specialty sales force with significant industry experience to market and sell Macugen in the United States in collaboration with Pfizer, assuming we receive regulatory approval to do so, and are in the process of preparing our sales force to detail Xalatan and launch Macugen. While we have personnel with significant marketing experience and have been collaborating with our partner, Pfizer, we have limited experience as a company marketing products. To achieve commercial success for any approved product, we must develop an effective sales and marketing organization. If we are not successful in building and implementing a sales and marketing infrastructure, our business will materially suffer. Moreover, if the commercial launch of Macugen is delayed as a result of FDA requirements or other reasons, our investment in our sales and marketing infrastructure would not be fully utilized and may be lost if we cannot retain our sales and marketing personnel.

We expect to depend on collaborations with third parties to develop and commercialize our products.

     Our business strategy includes entering into collaborations with corporate and academic collaborators for the research, development and commercialization of additional product candidates, such as our collaboration with Pfizer and Archemix Corp. These arrangements may not be scientifically or commercially successful. The termination of any of these arrangements might adversely affect our ability to develop, commercialize and market our products.

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

We have no manufacturing facilities and a limited number of manufacturing personnel. We will depend on third parties to manufacture Macugen and future products. If these manufacturers fail to meet our requirements, our product development and commercialization efforts may be materially harmed.

     We have a limited number of personnel with experience in, and we do not own facilities for, manufacturing any products. We will depend on third parties to manufacture Macugen and any future products that we may develop.

     For our clinical trials of Macugen, we engaged a third party manufacturer to produce the active pharmaceutical ingredient used in Macugen. We have entered into an agreement and completed the transfer of the manufacturing technology and process with an affiliate of this third party for commercial supply of the active pharmaceutical ingredient. For our clinical trials of Macugen, we also engaged a separate fill and finish manufacturer for the finished drug product to formulate the active pharmaceutical ingredient from a solid into a solution and to fill the solution into syringes. We have entered into an agreement with this manufacturer to provide these finished product services for commercial supply. These manufacturers of Macugen will be single source suppliers to us for a significant period of time. We also expect to continue to rely on a single source of supply for the PEGylation reagent used in the manufacture of Macugen.

     In order to sustain Macugen supply at the quantities we believe will be necessary to meet anticipated future market demand, we and our contract manufacturer will need to increase the manufacturing capacity for the active pharmaceutical ingredient of Macugen. We believe we currently have sufficient capacity to supply the active pharmaceutical ingredient to meet anticipated demand for Macugen for approximately 24 months after approval if the product is approved based on a 0.3 mg dose. If Macugen is approved based on a 1.0 mg dose, our need to increase supply and capacity for production of the active pharmaceutical ingredient would be greater. We initially intend to increase manufacturing capacity for the active pharmaceutical ingredient by duplicating a portion of our manufacturing lines at the contract manufacturer’s facility. We are also exploring other alternatives for increasing manufacturing capacity. If we are unable to increase our manufacturing capacity or are delayed in doing so, we may not be able to produce Macugen in a sufficient quantity to meet future requirements to sustain supply of the product to meet anticipated future demand. In addition, the cost of increasing manufacturing capacity may be expensive. Our revenues and gross margins could be adversely affected by any inability to meet demand and the increased cost in increasing manufacturing capacity.

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

     We may establish our own manufacturing facilities to manufacture Macugen or other future products. We would need to invest substantial additional funds and recruit qualified personnel in order to build or lease and operate any manufacturing facilities.

The manufacture and packaging of pharmaceutical products such as Macugen are subject to the requirements of the FDA and similar foreign regulatory bodies. If we or our third party manufacturers fail to satisfy these requirements, our product development and commercialization efforts may be materially harmed.

     The manufacture and packaging of pharmaceutical products, such as Macugen and our future product candidates, are regulated by the FDA and similar foreign regulatory bodies and must be conducted in accordance with the FDA’s current good manufacturing practices and comparable requirements of foreign regulatory bodies. There are a limited number of manufacturers that operate under these current good manufacturing practices regulations who are both capable of manufacturing Macugen and willing to do so. Failure by us or our third party manufacturers to comply with applicable regulations, requirements, or guidelines could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. For example, if the facilities used for the manufacturing and testing of Macugen are delayed in passing FDA pre-approval inspection to ensure compliance with FDA standards, we may be delayed in launching Macugen and our anticipated future revenues and financial results may be materially adversely affected.

     Changes in the manufacturing process or procedure, including a change in the location where the product is manufactured or a change of a third party manufacturer, may require prior FDA review and/or approval of the manufacturing process and procedures in accordance with the FDA’s current good manufacturing practices. There are comparable foreign requirements. This review may be costly and time consuming and could delay or prevent the launch of a product. For example, our third party contract manufacturer changed the site used to manufacture the active pharmaceutical ingredient of Macugen. We have completed the transfer of the relevant manufacturing technology and the manufacturing process to the new site, have used the new site to supply the active pharmaceutical ingredient of Macugen for use in our clinical trials and plan to continue to use this site to produce commercial quantities of the active pharmaceutical ingredient of Macugen. If we cannot establish, to the satisfaction of the FDA, that the products manufactured at the new site are comparable to those manufactured at the initial site, we may not obtain or may be delayed in obtaining approval to launch Macugen. In addition, if we elect to manufacture products in our own facility or at the facility of another third party, we would need to ensure that the new facility and the manufacturing process are in substantial compliance with current good manufacturing practices. Any such change in facility would be subject to a pre-approval inspection by FDA and would again require us to demonstration product comparability to the FDA.

     Furthermore, in order to obtain approval of our products, including Macugen, by the FDA and foreign regulatory agencies, we will be required to consistently produce the active pharmaceutical ingredient and the finished product in commercial quantities and of specified quality on a repeated basis and document our ability to do so. This requirement is referred to as process validation. We have completed the validation process for the active pharmaceutical ingredient. We need to complete process validation on the finished product in the packaging we propose for commercial sales. This includes testing of stability, measurement of impurities and testing of other product specifications by validated test methods. If the FDA does not consider the result of the process validation or required testing to be satisfactory, we may not obtain approval to launch the product or approval may be delayed.

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

     We may need to successfully address a number of technological challenges in order to complete the development of Macugen or any of our future products, such as manufacturing process validation and product specification testing.

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

     If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA “fast track” designation. The fast track classification does not apply to the product alone, but applies to the combination of the product and the specific indication or indications for which it is being studied. The FDA’s fast track programs are designed to facilitate the clinical development and evaluation of the drug’s safety and efficacy for the fast track indication or indications. Marketing applications filed by sponsors of products in fast track development may qualify for expedited review under policies or procedures offered by the FDA, but the fast track designation does not assure such qualification. We have obtained a fast track designation from the FDA for Macugen for the treatment of both wet AMD and DME. We have also received priority review status for our NDA for wet AMD and have been entered into the “Pilot 1” program, which allows the FDA to complete reviews of individual reviewable units within six months of submission and provide early feedback on the pre-submissions. Also, the FDA’s Dermatologic and Ophthalmic Drugs Advisory Committee will review our NDA with respect to the use of Macugen in the treatment of wet AMD on August 27, 2004. However, we may not continue to experience a faster development process, review or approval compared to conventional FDA procedures. Further, our fast track designation with respect to DME may be withdrawn by the FDA if it believes that the designation is no longer supported by data from our clinical development program.

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

     We have no current source of product revenue. We have a limited operating history and have not yet commercialized any products. To date, we have focused primarily on the development of Macugen. We began operations in 2000, and we have not been profitable in any quarter since inception. As of June 30, 2004, we had an accumulated deficit of approximately $184.3 million. We expect to increase our spending significantly as we continue to expand our infrastructure, development programs and commercialization activities. As a result, we will need to generate significant revenues to pay these costs and achieve profitability. We do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to generate revenues from the sale of our products and from our existing and potential future collaborations.

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

     We currently believe that our available cash, cash equivalents and marketable securities, expected milestone payments and reimbursements from Pfizer under our collaboration and interest income will be sufficient to fund our anticipated levels of operations through at least the end of 2005. However, our future capital requirements will depend on many factors, including:

•	the success of our collaboration with Pfizer to develop and commercialize Macugen;

•	the scope and results of our clinical trials;

•	advancement of other product candidates into development;

•	potential acquisition or in-licensing of other products or technologies;

•	the timing of, extent of, and the costs involved in, obtaining regulatory approvals;

•	the cost of manufacturing activities;

•	the cost of commercialization activities, including product marketing, sales and distribution;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation;

•	our ability to establish and maintain additional collaborative arrangements.

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

     Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 58% of our capital stock as of June 30, 2004. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, will control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

     Our stock price is likely to be volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above their respective purchase prices. The market price for our common stock may be influenced by many factors, including:

•	results of our clinical trials or those of our competitors;

•	the regulatory status of Macugen and our other potential products;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	developments concerning our collaborators, including Pfizer;

•	regulatory developments in, and outside of, the United States;

•	developments or disputes concerning patents or other proprietary rights;

•	our ability to manufacture products to commercial standards;

•	public concern over our drugs;

•	litigation;

•	the departure of key personnel;

•	future sales of our common stock;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	investors’ perceptions of us; and

•	general economic, industry and market conditions.

If there are substantial sales of our common stock, our stock price could decline.

     If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. All of the shares sold in our initial public offering in January 2004 and secondary public offering in May 2004 are freely tradable without restriction or further registration under the federal securities laws, unless purchased by our “affiliates” as that term is defined in Rule 144 under the Securities Act. Substantially all other shares of our common stock are saleable under Rule 144 under the Securities Act, including approximately 13.6 million shares that will not be eligible for sale until expiration of lock-up agreements from our secondary offering on August 26, 2004. Substantially all of such restricted securities have rights with respect to the registration of the sale of their shares of common stock with the Securities and Exchange Commission.

     We have registered approximately 9,543,000 shares of common stock that are authorized for issuance under our stock plans. As of June 30, 2004, 6,064,824 shares were subject to outstanding options, 4,445,059 of which were immediately exercisable, but with respect to which we had the right to repurchase at the initial exercise price all but 2,069,712 of the shares issuable upon exercise of these options. Because they are registered, the shares authorized for issuance under our stock plans can be freely sold in the public market upon issuance, subject to our repurchase rights and the restrictions imposed on our affiliates under Rule 144.

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

     As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, these officers have concluded that, as of June 30, 2004, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us would be made known to them by others. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(b) and 15(d)-15(f) under the Exchange Act) or in other factors that has materially affected or is reasonably likely to materially affect internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

     We are currently not a party to any material legal proceedings.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

     None

Item 3. Defaults Upon Senior Securities.

     None

Item 4. Submission to a Vote of Security Holders.

     At our annual meeting of stockholders held on May 12, 2004, the following proposals were adopted by the vote specified below:

a.	Election of Class I directors for a term of three years:

Director	For	Withheld
John P. McLaughlin	21,945,951	2,399,371
Srinivas Akkaraju, M.D., Ph.D	24,147,537	101,675
Michael G. Mullen, CFA	24,139,436	205,886

     The following directors did not stand for reelection at our annual meeting of stockholders as their terms in office continued after the Annual Meeting: Samir Patel, M.D., Edward Penoet, Ph.D., Damion E. Wicker, M.D., David R. Guyer, M.D., Marty Glick and Henry Simon.

b.	Ratification of the selection of Ernst & Young LLP as our independent auditors for 2004:

For	Against	Abstain
24,137,506	190,547	17,269

Item 5. Other Information.

     None

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

Exhibit No.	Description
10.1	Lease Agreement dated as of May 13, 2004 between ARE-35 Hartwell Avenue, LLC and the Registrant

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Rule 1350 Certification of Chief Executive Officer

32.2	Rule 1350 Certification of Chief Financial Officer

(b)	Reports on Form 8-K:

          (i) On May 3, 2004, we filed a Form 8-K dated May 3, 2004, furnishing under Item 5 “Other Events” Eyetech’s press release announcing information regarding Phase 2 clinical trials results for the use of Macugen in the treatment of diabetic macular edema and Item 12 “Results of Operations and Financial Condition” Eyetech’s press release announcing financial results for the three months ended March 31, 2004.

          (ii) On May 13, 2004, we filed a Form 8-K dated May 13, 2004, furnishing under Item 5 “Other Events” a press release announcing the filing of a registration statement in connection with a proposed secondary offering of selling stockholders.

          (iii) On May 26, 2004, we filed a Form 8-K dated May 26, 2004, furnishing under Item 5 “Other Events” Eyetech’s press release with respect to the U.S. Food and Drug Administration announcement about an advisory committee meeting date for Macugen.

          (iv) On May 27, 2004, we filed a Form 8-K dated May 26, 2004, furnishing under Item 5 “Other Events” Eyetech’s press release announcing a secondary offering of selling stockholders.

          (v) On June 3, 2004, we filed a Form 8-K dated June 2, 2004, furnishing under Item 5 “Other Events” Eyetech’s press release announcing the closing of a secondary offering of selling stockholders.

          (vi) On June 16, 2004, we filed a Form 8-K dated June 15, 2004, furnishing under Item 5 “Other Events” Eyetech’s press release announcing the appointment of Phillip M. Satow as a member of Eyetech’s Board of Directors and the resignation of Michael G. Mullen from the Board.

          (vi) On June 17, 2004, we filed a Form 8-K dated June 17, 2004, furnishing under Item 5 “Other Events” Eyetech and Pfizer Inc.’s press release announcing the completion of filing of a New Drug Application with the U.S. Food and Drug Administration for Macugen as a treatment for wet age-related macular degeneration.

          (vii) On June 18, 2004, we filed a Form 8-K dated June 18, 2004, furnishing under Item 5 “Other Events” Eyetech’s press release announcing the appointment of Michael J. Regan as a member of Eyetech’s Board of Directors.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

EYETECH PHARMACEUTICALS, INC.
(Registrant)

Dated: August 13, 2004	By:	/s/ DAVID R. GUYER

David R. Guyer, M.D.
Chief Executive Officer

	By:	/s/ GLENN P. SBLENDORIO

Glenn P. Sblendorio
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Lease Agreement dated as of May 13, 2004 between ARE-35 Hartwell Avenue, LLC and the Registrant

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Rule 1350 Certification of Chief Executive Officer

32.2	Rule 1350 Certification of Chief Financial Officer