Form 10-Q
period 2004-09-30
EYETECH PHARMACEUTICALS INC
filed 2004-11-15
CIK 1115285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

     The number of shares of registrant’s common stock outstanding on November 8, 2004 was 41,553,904.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

EYETECH PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2003	2004
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,013,756	$65,052,058
Marketable securities	106,360,073	171,985,997
Collaboration receivable	2,562,000	6,661,939
Prepaid expenses and other current assets	1,301,027	4,549,696

Total current assets	135,236,856	248,249,690
Property and equipment, net	5,867,582	10,136,049
Restricted cash	5,623,865	5,927,360
Other assets	2,751,375	1,251,534

Total assets	$149,479,678	$265,564,633

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$14,308,103	$20,386,859
Deferred revenue, current portion	5,000,000	6,501,210
Capital lease obligations, current portion	618,350	651,835
Deferred rent liability, current portion	171,856	533,802

Total current liabilities	20,098,309	28,073,706
Deferred revenue, net of current portion	65,416,663	77,961,548
Capital lease obligations, net of current portion	1,038,279	546,812
Other liabilities, net of current portion	425,761	3,401,622
Redeemable convertible preferred stock — $.01 par value; 29,093,695 shares authorized; 25,062,278 and none issued and outstanding at December 31, 2003 and September 30, 2004, respectively, liquidation preference of $252,053,310 as of December 31, 2003	185,506,532	—
Stockholders’ (deficit) equity:
Convertible preferred stock — $.01 par value; 120,000 and none authorized, issued and outstanding at December 31, 2003 and September 30, 2004, respectively; liquidation preference of $225,000 as of December 31, 2003	150,000	—
Preferred stock $.01 par value; 5,000,000 shares authorized, none issued and outstanding at December 31, 2003 and September 30, 2004	—	—
Common stock $.01 par value; 60,000,000 and 125,000,000 shares authorized; 4,527,736 issued and 4,102,736 outstanding at December 31, 2003; 41,682,833 issued and 41,257,833 outstanding at September 30, 2004	45,277	416,828
Additional paid-in capital	28,804,713	377,009,231
Loans to stockholders	(430,666)	—
Deferred compensation	(13,956,265)	(12,153,464)
Treasury stock, at cost	(255,000)	(255,000)
Accumulated other comprehensive income (loss)	130,831	(375,464)
Accumulated deficit	(137,494,756)	(209,061,186)

Total stockholders’ (deficit) equity	(123,005,866)	155,580,944

Total liabilities and stockholders’ (deficit) equity	$149,479,678	$265,564,633

See accompanying notes.

EYETECH PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Collaboration revenue:
License fees	$1,250,000	$1,407,613	$3,333,336	$3,907,615
Reimbursement of development
Costs	11,143,313	12,058,749	27,567,899	33,821,146

Total collaboration revenue	12,393,313	13,466,362	30,901,235	37,728,761
Operating expenses:
Research and development	20,891,869	25,878,797	52,229,844	81,723,256
Sales and marketing	1,515,054	9,342,614	2,826,405	19,319,524
General and administrative	3,333,324	3,961,899	4,778,756	9,924,064

Total operating expenses	25,740,247	39,183,310	59,835,005	110,966,844

Loss from operations	(13,346,934)	(25,716,948)	(28,933,769)	(73,238,083)
Interest income	482,043	1,032,586	1,679,902	2,604,405
Interest expense	(52,364)	(32,613)	(157,349)	(116,740)

Loss before income taxes	(12,917,255)	(24,716,974)	(27,411,216)	(70,750,418)
Provision for income taxes	(1,391,000)	—	(1,391,000)	—

Net loss	(14,308,255)	(24,716,974)	(28,802,216)	(70,750,418)
Preferred stock accretion	(2,275,575)	—	(6,793,502)	(816,012)

Net loss attributable to common stockholders	$(16,583,830)	$(24,716,974)	$(35,595,718)	$(71,566,430)

Basic and diluted net loss attributable to common stockholders per share	$(4.12)	$(0.60)	$(9.11)	$(1.97)

Weighted average shares outstanding — basic and diluted	4,023,900	40,912,422	3,906,692	36,294,140

Pro forma basic and diluted net loss attributable to common stockholders per share	$(0.59)	$(0.60)	$(1.28)	$(1.83)

Weighted average shares outstanding — pro forma basic and diluted	28,254,654	40,912,422	27,734,966	39,059,380

See accompanying notes.

EYETECH PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2003	2004
Operating activities
Net loss	$(28,802,216)	$(70,750,418)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	624,918	1,371,423
Loss on disposal of assets	31,267	153,265
Noncash stock-based compensation	3,483,188	6,020,780
(Gain) loss on sale of marketable securities	(58,625)	28,415
Changes in operating assets and liabilities:
Collaboration receivable	(5,404,068)	(4,099,939)
Prepaid expenses and other current assets	(141,737)	(2,770,319)
Other assets	(103,468)	(201,382)
Accounts payable and accrued expenses	6,355,954	6,579,720
Deferred revenue	71,666,664	14,046,095
Other liabilities	(5,007)	3,337,807

Net cash provided by (used in) operating activities	47,646,870	(46,284,553)
Investing activities
Purchases of property and equipment	(1,876,908)	(5,793,154)
Purchase of marketable securities	(304,051,760)	(2,954,753,624)
Proceeds from sale of marketable securities	268,434,380	2,888,592,990
(Increase) decrease in restricted cash	41,775	(303,495)
Repayment of loan to stockholders	750	430,666
Increase in prepaid expenses and other current assets	(1,011,295)	(478,350)

Net cash (used in) investing activities	(38,463,058)	(72,304,967)
Financing activities
Proceeds from issuance of common stock, net	—	154,521,784
Proceeds from exercise of stock options	152,438	1,923,592
Proceeds from issuance of redeemable convertible preferred stock and warrants, net	27,936,942	2,640,427
Repayment of capital lease obligations	(414,863)	(457,981)

Net cash provided by financing activities	27,674,517	158,627,822

Net increase in cash and cash equivalents	36,858,329	40,038,302
Cash and cash equivalents at beginning of period	5,791,845	25,013,756

Cash and cash equivalents at end of period	$42,650,174	$65,052,058

Noncash financing and investing activities
Loans to stockholders in connection with exercise of stock options and stock purchase	$34,416	$—

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$157,349	$116,740

Income taxes paid	$1,391,000	$—

Issuance of redeemable preferred stock on conditional exercise of warrants	$—	$500,964

Conversion of redeemable and convertible preferred stock to common stock	$—	$189,613,935

Costs in connection with initial public offering of common stock reclassified to additional paid in capital	$—	$1,701,223

See accompanying notes.

EYETECH PHARMACEUTICALS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

1. Organization and Description of Business

Eyetech Pharmaceuticals, Inc., together with its wholly owned subsidiary (“Eyetech” or the “Company”), is a biopharmaceutical company that specializes in the development and commercialization of novel therapeutics to treat diseases of the eye. The Company’s initial focus is on diseases affecting the back of the eye, particularly the retina. The Company’s most advanced product candidate is Macugen™ (pegaptanib sodium injection), which it is developing in a collaboration with Pfizer Inc. (“Pfizer”) for the treatment of neovascular age-related macular degeneration, known as AMD, diabetic macular edema, known as DME, and retinal vein occlusion, known as RVO. In the second half of 2001, the Company initiated two Phase 2/3 pivotal clinical trials of Macugen for the treatment of AMD. Based on the results from the first year of these trials, the Company filed a new drug application with the United States Food and Drug Administration, or FDA, seeking marketing approval of Macugen for the treatment of AMD. The Company is also currently conducting a Phase 2 clinical trial for the use of Macugen in the treatment of DME and a Phase 2 clinical trial for use in the treatment of RVO.

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

The Company issued 5,073,435 warrants in connection with original issuances of preferred stock from April 2000 to August 2002 and the in-licensing of Macugen in April 2000. Prior to the closing of the Company’s initial public offering, 1,511,381 shares of preferred stock were issued in connection with warrant exercises providing $10.4 million in aggregate proceeds. Included in this amount were 73,581 shares issued pursuant to conditional exercises received during the quarter ended December 31, 2003 for proceeds of $0.5 million. An additional 1,867,124 shares of preferred stock were issued on a cashless basis to the holders of 2,728,721 preferred stock warrants, who surrendered 861,597 preferred stock warrants as payment for those shares. All outstanding shares of preferred stock, including those shares issued in connection with warrant exercises, were automatically converted to an equivalent number of shares of common stock upon the closing of the Company’s initial public offering. Additionally, warrants to purchase 833,333 shares of Series B preferred stock converted to an equal number of warrants to purchase an equal number of shares of common stock upon the closing of the initial public offering. These warrants were exercised during the quarter ended March 31, 2004 on a cashless basis, resulting in the issuance of 680,509 shares of common stock in exchange for the surrender of warrants to purchase 152,824 shares of common stock. No warrants are outstanding at September 30, 2004.

On June 2, 2004, the Company successfully completed a secondary public offering of its common stock. All shares sold in the offering were sold by existing stockholders, including employees, and employees through exercise of options. The secondary public offering consisted of the sale of 3,860,000 shares of common stock at a price of $38.50 per share. As part of the offering, the selling stockholders granted to the underwriters an option to purchase an additional

579,000 shares within 30 days of the secondary public offering to cover over-allotments. This option was exercised in full in June 2004. Shares outstanding increased by 106,735 shares after the offering as a result of option exercises, which provided proceeds to the Company of $0.1 million. The costs associated with the offering, excluding underwriters’ discounts and commissions payable by the selling stockholders, were approximately $1.0 million and have been paid by the Company.

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

The results of operations for the three-month and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2004. These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification

Certain reclassifications have been made to prior period information to conform to the most recent 2004 presentation.

Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents. At September 30, 2004, the Company had substantially all of its cash and cash equivalents in investment grade obligations. Cash and cash equivalents at September 30, 2004 consisted of $65.1 million in demand deposits, money market funds and money market instruments. Cash and cash equivalents at December 31, 2003 consisted of $25.0 million in demand deposits, money market funds and money market instruments. These investments are carried at cost, which approximates fair value.

Marketable Securities

Marketable securities are classified as “available-for-sale” and are carried at market value with unrealized gains and losses reported as other comprehensive income or loss, which is a separate component of stockholders’ (deficit) equity. At September 30, 2004, the Company held available for sale securities with fair value totaling $172.0 million. These available for sale securities included various certificates of deposit, corporate debt securities and United States government securities, $137.5 million of which mature within one year and $34.5 million of which mature in between one year and up to two years. At December 31, 2003, the Company held available for sale securities with fair value totaling $106.4 million. These available for sale securities included various certificates of deposit, corporate debt securities and United States government securities, $80.5 million of which mature within one year and $25.9 million of which mature in between one year and up to two years.

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

Revenue Recognition

In accordance with criteria outlined in Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements,” and Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), the Company records non-refundable license fees associated with its collaboration agreements with Pfizer as deferred license revenue when all contractual obligations have been satisfied and the related amounts become due. The deferred license revenue is recognized ratably over the Company’s performance period, which in the case of the Company’s collaboration agreements with Pfizer is the remaining term of the collaboration agreements. The Company continually reviews such estimates, which could result in a change in the amortization period and could impact the timing and the amount of revenue recognized. At September 30, 2004, deferred license revenue was $82.0 million with a remaining amortization period of 13 years and 4 months.

The Company also receives reimbursement from Pfizer of Pfizer’s share of the development cost of Macugen. In accordance with EITF Issue 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred,” the Company reports the reimbursement as revenues because, among other factors, the Company has the primary obligation to conduct all clinical studies associated with Macugen and bears all the risk for selection of and payment to vendors. The Company records expenses for the costs incurred by Pfizer for which the Company is contractually liable. In addition, Pfizer has agreed to pay a portion of the costs associated with the purchase of certain equipment. When the Company receives payment from Pfizer for this equipment the Company records the reimbursement as deferred equipment revenue and amortizes it over the equipment’s expected useful life. At September 30, 2004, deferred equipment revenue was $2.5 million

Upon commercial availability and launch of Macugen, the Company plans to report revenue on a gross basis for sales in the United States. The Company has determined that it is qualified as a principal under the criteria set forth in EITF, Issue 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent,” based on the Company’s responsibilities under the Company’s contracts with Pfizer to manage and assume responsibilities for obtaining FDA approvals for Macugen, including the Company’s separate contractual relationships and responsibilities to its clinical development contractors and its interaction with monitors and patients.

Research and Development Costs

Research and development costs are expensed as incurred.

Inventory

For all periods presented, the Company expensed all of its manufacturing costs as research and development. Upon any regulatory approval of Macugen, the Company will begin capitalizing all costs associated with the manufacturing of Macugen.

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

Had compensation cost for the Company’s outstanding employee stock options been determined based on the fair value at the grant dates for those options consistent with SFAS 123, the Company’s net loss and basic and diluted net loss per share, would have been changed to the following pro forma amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net loss attributable to common stockholders, as reported	$(16,583,830)	$(24,716,974)	$(35,595,718)	$(71,566,430)
Add: Non-cash employee compensation as reported	1,716,943	1,216,790	2,778,392	4,782,061
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(896,498)	(3,475,811)	(1,272,842)	(8,007,330)

SFAS 123 pro forma loss	$(15,763,385)	$(26,975,995)	$(34,090,168)	$(74,791,699)

Basic and diluted loss attributable to common stockholders per share, as reported	$(4.12)	$(0.60)	$(9.11)	$(1.97)

Basic and diluted loss attributable to common stockholders per share, SFAS 123 pro forma	$(3.92)	$(0.66)	$(8.73)	$(2.06)

SFAS 123 pro forma information regarding net loss is required by SFAS 123, and has been determined as if the Company had accounted for its stock-based employee compensation under the fair value method prescribed in SFAS 123. The fair value of the options prior to completion of the Company’s initial public offering was estimated at the date of grant using the minimum value pricing model. Upon completion of the initial public offering in February 2004, the Company began using the Black-Scholes model to estimate fair value. The following assumptions were utilized for the calculations during each period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Risk-free interest rate	2.87%	4.5%	2.8% - 2.87%	3.9% - 4.75
Dividend yield	0%	0%	0%	0%
Expected life	7 years	5 years	7 years	5 years
Volatility	N/A	76%	N/A	73%

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. Pro forma compensation related to stock option grants is expensed over their respective vesting periods.

The Company accounts for options issued to non-employees under SFAS 123 and EITF Issue 96-18, “Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services”. As such, the value of such unvested options is periodically re-measured and income or expense is recognized during their vesting terms.

In March 2004, the FASB issued an Exposure Draft of a proposed Statement of Financial Accounting Standards entitled “Share-Based Payment.” This proposed standard addresses accounting for stock-based compensation and would result in stock-based compensation costs, including options, being recognized as an expense in the financial statements. The proposed standard would eliminate the ability to account for stock based compensation transactions using APB 25, and generally would require that such transactions be accounted for using a fair value based method. In October 2004, the FASB elected to delay the effective date of this proposed standard. If the proposed standard is approved, it would be applied prospectively to public entities for periods beginning after June 15, 2005. The Company is still evaluating the impact of the proposed standards on our results of operations.

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

Recently Issued Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” “SFAS . 146”). This standard addresses financial accounting and reporting for costs associated with an exit or disposal activities and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This standard nullifies EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.” This Standard is effective for exit or disposal activities initiated after December 31, 2002. Adoption of this statement resulted in the recognition of a loss of $1.5 million during the quarter ended June 30, 2004. The loss was incurred because the Company has not subleased its previous corporate offices at 500 Seventh Avenue in New York City and office equipment associated with that facility. The Company reevaluates its assumptions relating to this loss on a periodic basis and may be required to record additional losses in the future.

3. Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share” (“SFAS 128”). Under the provisions of SFAS 128, basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Common equivalent shares consist of the incremental common shares issuable upon the conversion of preferred stock, shares issuable upon the exercise of stock options and the conversion of preferred stock upon the exercise of warrants. Diluted EPS is identical to Basic EPS since common equivalent shares are excluded from the calculation, as their effect is anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share for the three-month and nine-month periods ended September 30, 2003 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Numerator:
Net Loss	$(14,308,255)	$(24,716,974)	$(28,802,216)	$(70,750,418)
Preferred stock accretion	(2,275,575)	—	(6,793,502)	(816,012)

Numerator for basic and diluted net loss attributable to common stockholders per share — net loss attributable to common stockholders	$(16,583,830)	$(24,716,974)	$(35,595,718)	$(71,566,430)

Denominator:
Denominator for basic and dilutive net loss attributable to common stockholders per share — weighted-average shares	4,023,900	40,912,422	3,906,692	36,294,140

Basic and diluted net loss attributable to common stockholders per share	$(4.12)	$(0.60)	$(9.11)	$(1.97)

Denominator for unaudited pro forma basic and diluted net loss attributable to common stockholders per share — weighted average shares	28,254,654	40,912,422	27,734,966	39,059,380

Unaudited pro forma basic and diluted net loss attributable to common stockholders per share	$(0.59)	$(0.60)	$(1.28)	$(1.83)

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

The following table shows dilutive common share equivalents outstanding on a weighted average basis, which are not included in the above historical calculations, as the effect of their inclusion is anti-dilutive during each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Preferred Stock	24,230,755	—	23,828,274	2,765,240
Options	4,372,094	5,797,200	3,927,274	5,636,321
Warrants	4,982,940	—	5,043,272	612,929

	33,585,789	5,797,200	32,798,820	9,014,490

4. Comprehensive Loss

Comprehensive losses are primarily comprised of net losses and unrealized gains and losses on available for sales securities. Comprehensive losses for the nine months ended September 30, 2003 and 2004 are detailed below.

	For the nine months ended
	September 30, 2003	September 30, 2004
Net loss	$(28,802,216)	$(70,750,418)
Unrealized gain (loss) on available for sale securities	(72,235)	(506,295)

Comprehensive loss	$(28,874,451)	$(71,256,713)

5. Pfizer Collaboration

In December 2002, Pfizer and the Company entered into several concurrent agreements to jointly develop and commercialize Macugen.

Macugen will be co-promoted by the Company and Pfizer in the United States, where the Company and Pfizer will each use its own ophthalmology sales force, and the Company will maintain the inventory and record all United States product sales. The Company and Pfizer will share in profits and losses from the sale of Macugen products in the United States. Outside the United States, Pfizer will market the product exclusively under a license, for which the Company will receive royalty income.

At commencement of the collaboration, which became effective February 3, 2003 when U.S. government approval was obtained, Pfizer made initial payments of $100 million, which included the purchase of 2,747,253 shares of the Company’s Series D preferred stock for $24.7 million, net of issuance costs and a $75 million initial license fee which is being amortized over the expected term of the agreement (estimated at 15 years). In addition, the Company agreed to sell to Pfizer and Pfizer agreed to purchase from the Company, up to an additional $25 million of the Company’s capital stock at the then current market price upon the completion of certain events. Pursuant to this agreement, concurrent with the initial public offering, Pfizer purchased 476,190 shares of common stock at $21.00 per share, resulting in gross proceeds to the Company of approximately $10 million.

Under the terms of the agreement, both parties will expend funds related to the co-promotion and development of Macugen. Pfizer will generally fund a majority of the ongoing development costs incurred pursuant to an agreed upon development plan covering the development of Macugen for AMD, DME, RVO and other agreed upon ophthalmic indications. In certain instances, the Company will reimburse Pfizer for the Company’s share of costs that Pfizer incurs. This funding resulted in the recognition by the Company of $11.1 million in revenue during the three month period ended September 30, 2003 and $12.1 million in revenue during the three month period ended September 30, 2004. The Company recognized $27.6 million in revenue for the nine month period ended September 30, 2003 and $33.8 million in revenue for the nine month period ended September 30, 2004. Additionally during the three and nine month periods ended September 30, 2004 the Company recognized $2.6 million and $5.1 million in research and development and marketing expenses incurred by Pfizer on our behalf, under the terms of the agreement. At September 30, 2004, the Company had a collaboration receivable in the amount of $6.7 million.

In addition to the initial license fee received from Pfizer, the Company has also recorded $15.5 million in additional deferred license fees related to the completion of certain regulatory events for a total of $90.5 million from Pfizer through September 30, 2004. These additional deferred license fees will be amortized over the remaining term of the agreement. For the three month periods ended September 30, 2003 and 2004 amortization of license fees resulted in the recognition of $1.3 million and $1.4 million in license fee revenue, respectively. For the nine month periods ended September 30, 2003 and 2004 amortization of license fees resulted in the recognition of $3.3 million and $3.9 million in license fee revenue, respectively.

6. Subsequent Event

On November 11, 2004, the Company acquired from Transgenomic, Inc. most of the assets of the company’s oligonucleotide manufacturing facility in Boulder, Colorado, for $3.0 million in cash and the assumption of certain operating leases associated with acquired facilities. These acquired assets will be recorded at their purchase price in November, 2004.

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

Overview

     We are a biopharmaceutical company that specializes in the development and commercialization of novel therapeutics to treat diseases of the eye. We commenced operations in April 2000. Since our inception, we have generated significant losses. As of September 30, 2004, we had an accumulated deficit of $209.1 million.

     In December 2002, we entered into several concurrent agreements with Pfizer to jointly develop and commercialize Macugen. As a result of our collaboration with Pfizer, we ceased to be a development-stage company in February 2003. As of September 30, 2004, all of our revenues have been generated from amortization of the non-refundable, license payments that we have received from Pfizer and reimbursement to us by Pfizer of a portion of the ongoing development costs for Macugen.

     Under the terms of our collaboration agreements with Pfizer, Pfizer has funded and is obligated to continue to fund a majority of the ongoing development costs incurred pursuant to an agreed upon development plan covering the development of Macugen for AMD, DME, RVO and other agreed upon ophthalmic indications. We will co-promote Macugen with Pfizer in the United States through Pfizer’s and our own sales forces, we will maintain the inventory and record as revenue all United States product sales. We and Pfizer will share in profits and losses from the sale of Macugen in the United States. Outside the United States, Pfizer will market the product under an exclusive license, for which we will receive royalty payments based on net sales.

     Pfizer has made the following payments and investments to date under our collaboration:

•	In February 2003, upon effectiveness of the collaboration arrangements, Pfizer paid us $100 million, consisting of a $75 million initial license fee and a $25 million equity investment;

•	In February 2004, Pfizer purchased an additional $10 million of our common stock at the closing of our initial public offering;

•	In August 2004, Pfizer paid us $10 million after the acceptance for review by the FDA of our new drug application for the use of Macugen in the treatment of neovascular AMD; and

•	In October 2004, Pfizer paid us $5.5 million after the European Medicines Agency’s acceptance of the filing of Pfizer’s marketing authorization application for Macugen for use in the treatment of neovascular AMD.

     In the future, Pfizer is obligated to make the following investments and payments under the following circumstances:

•	Pfizer is potentially obligated to purchase up to an additional $15 million of our common stock in specified circumstances;

•	Pfizer is potentially obligated to pay us up to $180 million in additional payments based on the achievement of additional worldwide regulatory submissions and approvals; and

•	Pfizer is potentially obligated to pay us up to $450 million in payments based upon attainment of agreed upon sales levels of Macugen.

     We can not sell Macugen in the United States unless we receive marketing approval from the FDA. In June 2004, we and Pfizer completed the filing of our NDA with the FDA seeking marketing approval for Macugen in the treatment of neovascular AMD. Macugen has been granted priority review status from the FDA for use in the treatment of neovascular AMD and our NDA has been filed and is being reviewed as a rolling submission. On August 27, 2004, the FDA’s Dermatologic and Ophthalmic Drugs Advisory Committee held a public meeting to review our NDA for Macugen. The FDA is expected to act on their review of our NDA by or on December 17, 2004.

     We are currently in active dialogue with the FDA regarding our NDA for Macugen. Our NDA consists of three components, pre-clinical, clinical, and chemistry, manufacturing and controls. We received a review letter from the FDA with respect to the preclinical and clinical components of our NDA. We believe we have addressed all items communicated to us to date on such components that we believe will have an impact on approval, but we can not assure you that the FDA shares our view. Administration of a drug, such as Macugen, via intravitreal injection is a new method for the potentially long-term treatment of chronic eye disease. As a result, we are in active dialogue with the FDA in connection with the chemistry, manufacturing and controls component of our NDA to develop appropriate standards for the safety, manufacturing, packaging and distribution of drugs using this mode of administration. For example, we are in active dialogue with the FDA to establish acceptable limits for sub-visible particulate matter appropriate for ophthalmologic treatments administered as ultra low-volume injectables. We are also in active dialogue with the FDA to agree an appropriate control environment for the outer packaging we propose for commercial sale. We also need to complete process validation on the finished product in the packaging we propose for commercial sale. It may be time consuming or expensive for us to comply with any new standards. Such standards could increase our commercialization costs, possibly materially, delay our obtaining marketing approval for Macugen, or even preclude us from obtaining such approval. The FDA may grant marketing approval but may not grant such approval by or on December 17, 2004. Even if we are granted marketing approval for Macugen, if we are not successful in manufacturing Macugen at commercial scale according to applicable specifications, are not successful in commercializing Macugen, or are significantly delayed in doing either, our business will be materially harmed.

     Assuming we receive approval to market Macugen for use in the treatment of neovascular AMD in the fourth quarter of 2004, we plan to begin selling Macugen in the United States for the treatment of neovascular AMD in the first half of 2005. Upon commercial launch, we intend to sell Macugen to a limited number of specialty distributors who will in turn sell Macugen to physicians, physician group practices, hospitals, federal government buying groups and clinics.

     Outside the United States, Pfizer is responsible for seeking regulatory approvals of Macugen. In July 2004, the Pfizer-led bridging trial for the use of Macugen in the treatment of neovascular AMD began in Japan. On September 20, 2004, we announced the completion of the filing of the new drug application for Macugen in Canada, where the application has been given priority review and that the European Medicines Agency accepted the filing of the marketing authorization application for Macugen for the use in the treatment of neovascular AMD.

     Our NDA for neovascular AMD is based on the results from the first year of our ongoing Phase 2/3 pivotal clinical trials for the use of Macugen in the treatment of neovascular AMD. On October 21, 2004, we announced positive data from the second year of these clinical trials. These data were previously submitted to the FDA. These two-year data showed that Macugen’s treatment effect extends for two years in patients with neovascular AMD. An additional treatment benefit was also seen for patients who received Macugen for two years compared to those receiving only one year of therapy. The safety profile of the second year data was similar to that of the first year with no new safety concerns identified.

     We expect to continue to invest significant resources on the development of Macugen and other product candidates. We expect to incur significantly greater commercialization costs as we continue to prepare for the commercial launch of Macugen. We also plan to continue to invest in research for additional applications of Macugen and to develop new drugs and drug delivery technologies and to build the appropriate infrastructure to support our business. In May 2004, we entered into a lease for new research and development space in Lexington, Massachusetts, that will increase our annual facilities expenses by $1.6 million. On November 11, 2004, we acquired most of the assets related to an oligonucleotide manufacturing facility in Boulder, Colorado, which we plan to develop by investing in appropriate infrastructure to prepare it as a second-source for commercial scale production of the active pharmaceutical ingredient in Macugen. Additionally, we plan to continue to evaluate possible acquisitions or licenses of rights to potential new drugs, drug targets and drug delivery technologies that would fit within our growth strategy. Accordingly, we will need to generate significant revenues to achieve and then maintain profitability.

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

     Certain reclassifications have been made to prior period information to conform to the most recent 2004 presentation.

Business Strategy

     Our mission is to develop and commercialize novel therapeutics to treat diseases of the eye, with an initial focus on diseases of the back of the eye. The key elements of our strategy are to:

•	Maximize Commercial Potential of Macugen. We are devoting most of our efforts to preparing for the commercial launch of Macugen for the treatment of neovascular AMD and completing the clinical and regulatory development of Macugen. We are also exploring the application of Macugen to a range of additional ophthalmic indications, including DME and RVO. DME is a serious disease of the retina that can lead to severe vision loss and blindness. The FDA has given “fast track” designation to Macugen for the treatment of DME. In the United States, there are approximately 500,000 people suffering from DME, with approximately 75,000 new cases each year. RVO is a condition that is characterized by abnormal blood vessel growth and blood vessel leakage.

•	Develop Alternative Drug Delivery Technologies. We are working to develop and/or acquire alternative technologies for the administration of drugs to the back of the eye that could facilitate the use of Macugen and other drugs as chronic or even preventative treatments for various back of the eye diseases, including neovascular AMD and DME.

•	Identify New Ophthalmic Products. We have established an internal research program with the goal of discovering and validating new ophthalmic disease targets and developing novel therapies for the treatment of ophthalmic diseases. We are also seeking to license or otherwise acquire the rights to potential new drugs and drug targets for the treatment of ophthalmic disease. For example, in April 2004, we announced an agreement with Archemix Corp. to collaborate on the research and development of aptamers for ophthalmic indications.

•	Explore Additional Non-Ophthalmic Indications for Macugen. We are using our preclinical research expertise to evaluate whether the anti-VEGF characteristics of Macugen may make it an attractive local treatment for cancer.

In order to realize these objectives, we must, among other things, obtain marketing approval for Macugen from non-U.S. regulatory authorities and internally develop, license or otherwise acquire alternative drug delivery technologies and new therapies for the treatment of ophthalmic disease.

          We anticipate that our revenues for the foreseeable future will result primarily from sales in the United States of Macugen for the treatment of neovascular AMD, if approved, and the continued amortization of the license fees and the reimbursement of a portion of our ongoing development costs for Macugen.

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

     While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission, we believe that the following accounting policies relating to revenue recognition, manufacturing development and inventory and stock-based compensation charges are most critical to aid you in fully understanding and evaluating our reported financial results.

          Revenue Recognition

          In connection with our collaboration with Pfizer, we are entitled to receive non-refundable license payments from Pfizer based on the achievement of certain events. We record deferred license revenue when all the contractual obligations related to a non-refundable payment have been satisfied. As of September 30, 2004, we have recorded a total of $90.5 million ($15.5 million in the quarter ended September 30, 2004) in deferred license fee revenue from Pfizer. We are amortizing deferred license revenue ratably over our performance period. Our performance period with respect to our collaboration agreement is the effective life of the agreement which was 15 years commencing in December 2002. Management estimates the performance period based upon critical factors contained within the agreement along with other relevant facts and circumstances. We periodically review our estimates, which could result in a change in the deferral period, which could impact the timing and the amount of revenue recognized.

          We also receive reimbursement from Pfizer of Pfizer’s share of the development cost of Macugen. In accordance with EITF Issue 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred,” we report the reimbursement as revenues because among other factors, we have the primary obligation to conduct all clinical studies associated with Macugen and bear risk for selection of and payment to vendors. We record as expense the costs incurred by Pfizer for which we are contractually liable to Pfizer. In future periods we may be liable for costs incurred that do not meet the criteria to be classified as revenue. We would record these costs as expenses, and we may be required to reimburse Pfizer.

          We receive reimbursement from Pfizer for a portion of the costs associated with the purchase of certain equipment related to the development of Macugen. When we receive payment from Pfizer for this we record the reimbursement as deferred equipment revenue and amortize it over the equipment’s expected useful life.

          Upon commercial availability and launch of Macugen, we plan to report revenue on a gross basis for sales in the United States. We have determined that our responsibilities under our contracts with Pfizer to manage and assume responsibilities for obtaining FDA approvals for Macugen, including our separate contractual relationships and responsibilities to our clinical development contractors and our interaction with monitors and patients qualify us as principal under the criteria set forth in EITF, Issue 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent.”

          During the nine months ended September 30, 2003 and 2004, we recognized $2.1 million and $2.5 million of license fee revenue, respectively. At September 30, 2004, we classified as current deferred revenue $6.5 million related to payments for licenses and equipment. The balance of $78.0 million is classified as long-term deferred revenue on our balance sheet with a remaining amortization period of 13 years and 4 months.

          Manufacturing Development and Inventory

          For all periods presented we expensed all of our manufacturing costs as research and development. Upon any regulatory approval of Macugen, we will begin capitalizing all costs associated with the manufacturing of Macugen.

          Stock-based Compensation

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

     We recorded deferred stock-based compensation related to stock options and restricted stock granted to employees and directors through September 30, 2004 of $12.2 million, net of related amortization expense of $4.0 million for the nine months ended September 30, 2004. We expect to amortize deferred stock-based compensation with respect to stock options and restricted stock awards granted through September 30, 2004 in future periods, including $1.1 million during the remainder of 2004, $4.4 million during 2005, $4.2 million during 2006 and $2.5 million during 2007.

Accounting Pronouncements

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard addresses financial accounting and reporting for costs associated with an exit or disposal activities and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This standard nullifies EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.” This Standard is effective for exit or disposal activities initiated after December 31, 2002. Our adoption of this statement resulted in the recognition of a loss of $1.5 million during the quarter ended September 30, 2004. The loss was incurred because we have not subleased our previous corporate offices at 500 Seventh Avenue in New York City and office equipment associated with that facility. We reevaluate our assumptions relating to this loss on a periodic basis and may be required to record additional losses in the future.

Results of Operations

          Quarters ended September 30, 2003 and 2004

          The following table identifies our collaboration revenue for each of our major categories, for the three months ended September 30, 2003 and 2004.

Revenue

	Three Months Ended September 30,
	2003	2004
Revenue from license fees	$1,250,000	$1,407,613
Revenue from reimbursement of research and development costs	$11,143,313	$12,058,749

Total	$12,393,313	$13,466,362

     Revenue. Collaboration revenue increased 9% from $12.4 million for the quarter ended September 30, 2003 to $13.5 million for the quarter ended September 30, 2004. In the current quarter, we recorded an additional $15.5 million of deferred license fee revenue from Pfizer due to the acceptance for review by the FDA of our new drug application for the use of Macugen in the treatment of neovascular AMD in August 2004 and the European Medicines Agency’s acceptance of the filing of Pfizer’s marketing authorization application for Macugen in September 2004. These payments resulted in total deferred revenue at September 30, 2004 of $84.5 million. Of this amount, $6.5 million is considered current, with the balance of $78 million classified as long-term. These license fees will be recognized ratably over the remaining period of the collaboration, currently estimated to be 13 years and 4 months. Revenue from license fees increased by $0.1 million while revenue from reimbursement of development costs increased by $1.0 million. Reimbursement of development costs increased due to the continued refinement and expansion of our manufacturing capabilities in preparation for commercial launch.

     Research and Development Expenses. Research and development expenses increased 24% from $20.9 million for the quarter ended September 30, 2003 to $25.9 million for the quarter ended September 30, 2004. The increase in research and development expenses of $5.0 million was attributable to an increase of $3.9 million relating to the continued development of manufacturing capabilities and related costs, $3.0 million related to milestone payments made to Gilead Sciences, Inc. in connection with the filing of the Macugen marketing authorization application and an increase of $2.9 million relating to the continued expansion of research and development resources including additional staffing, raw materials and other related costs. These increases were partially offset by reductions in the cost of clinical trials for the use of Macugen in the treatment of AMD and DME of $3.9 million. We anticipate that research and development expenses will continue to increase as we further advance Macugen to commercialization and begin to devote additional resources to other research and development projects.

     Sales and Marketing Expenses. Sales and marketing expenses increased from $1.5 million for the quarter ended September 30, 2003 to $9.3 million for the quarter ended September 30, 2004. The increase in sales and marketing expenses of $7.8 million was primarily related to $3.1 million in higher personnel expenses, relating to the hiring and training of the sales field force, $4.7 million of costs for pre-launch activities, which includes $2.3 million representing our share of marketing expenses incurred by Pfizer. As of September 30, 2004, we had a trained sales force consisting of 49 Retina Account Managers and Sales Directors.

     General and Administrative Expenses. General and administrative expenses increased from $3.3 million for the quarter ended September 30, 2003 to $4.0 million for the quarter ended September 30, 2004.

     Interest Income. Interest income increased from $0.5 million in the quarter ended September 30, 2003 to $1.0 million in the quarter ended September 30, 2004 as a result of higher levels of cash and marketable securities available for investment during 2004 compared to 2003.

     Net Loss Net loss attributable to common stockholders increased from $16.6 million in the third quarter of 2003 to $24.7 million for the same period in 2004. The increase in net loss is primarily a result of $4.7 million of costs incurred for pre-launch activities, $3.9 million of costs incurred for the continued development of manufacturing capabilities and related costs and includes $1.1 million of non-cash stock compensation expense. Basic and diluted net loss per common share in the third quarter was $0.60 in 2004, compared to $4.12 for the same period in 2003. Pro forma basic and diluted loss per common share in the third quarter for 2003 was $0.59. The pro forma basic and diluted loss per common share gives effect to the automatic conversion of our outstanding convertible preferred stock into shares of common stock upon completion of our initial public offering in February 2004.

          Nine months ended September 30, 2003 and 2004

          The following table identifies our collaboration revenue for each of our major categories, for the nine months ended September 30, 2003 and 2004.

Revenue

	Nine Months Ended September 30,
	2003	2004
Revenue from license fees	$3,333,336	$3,907,615
Revenue from reimbursement of research and development costs	$27,567,899	$33,821,146

Total	$30,901,235	$37,728,761

     Revenue. Collaboration revenue increased 22% from $30.9 million for the nine months ended September 30, 2003 to $37.7 million for the nine months ended September 30, 2004. Revenue from license fees increased by $0.6 million due to amortization of higher deferred revenue balances and an additional month of amortization in 2004 versus 2003. Revenue from reimbursement of research and development costs increased by $6.2 million. This increase was primarily due to increased reimbursement of expenditures related to preparations of our manufacturing capabilities for the expected commercial launch of Macugen.

     Research and Development Expenses. Research and development expenses increased from $52.2 million for the nine months ended September 30, 2003 to $81.7 million for the nine months ended September 30, 2004. The increase in research and development expenses of $29.5 million was attributable to an increase of $16.7 million related to the continued development of manufacturing capabilities and related costs, including additional staffing, pre-approval readiness, raw materials and other related costs, an increase of $12.8 million related to milestone payments incurred in connection with the filing of our NDA in the U.S. for Macugen, the marketing approval application filed with the European Medicines Agency and payments in connection with the licensing of technologies from third parties, primarily Archemix, and an increase of $2.9 million relating to additional research and development resources. These increases in cost were partially offset by a $0.9 million reduction in expenditures related to our clinical trials for the use of Macugen in the treatment of AMD and DME and a $2.0 million reduction in expenditures associated with the development of drug delivery technologies and related costs. We anticipate that research and development expenses will continue to increase as we further advance Macugen to commercialization and begin to devote additional resources to other research and development projects.

     Sales and Marketing Expenses. Sales and marketing expenses increased from $2.8 million for the nine months ended September 30, 2003 to $19.3 million for the nine months ended September 30, 2004. The increase in sales and marketing expenses of $16.5 million was primarily related to $8.6 million in higher personnel expenses, relating to the hiring and training of the sales field force, and $7.9 million of marketing related costs for pre-launch activities which also includes $4.4 million of expenses representing our share of marketing expenses incurred by Pfizer to prepare for the commercial launch of Macugen.

     General and Administrative Expenses. General and administrative expenses increased from $4.8 million for the nine months ended September 30, 2003 to $9.9 million for the nine months ended September 30, 2004. The increase of $5.1 million resulted from a $2.8 million increase in expenses related to facilities and infrastructure to support our growth and our Pfizer collaboration, a $1.5 million charge related to our former New York headquarters and a $0.8 million increase related to the cost of being a public company comprised primarily of professional services fees and Directors and Officers liability insurance.

     Interest Income. Interest income increased from $1.6 million in the nine months ended September 30, 2003 to $2.6 million in the nine months ended September 30, 2004 as a result of higher levels of cash and marketable securities available for investment during 2004 compared to 2003.

     Net Loss Net loss attributable to common stockholders increased from $35.6 million for the nine-month period ended September 30, 2003 to $71.6 million in the same period of 2004. The increase of $36.0 million in net loss is primarily a result of $16.7 million of costs incurred for the continued development of manufacturing capabilities, $12.8 million of costs incurred in connection milestone and license payments and includes $6.0 million of non-cash stock compensation expense. Basic and diluted net loss per common share for the nine-month period ended September 30, was $1.97 in 2004, compared to $9.11 for the same period in 2003. Pro forma basic and diluted loss per common share for the nine-month period ended September 30, was $1.83 in 2004, compared to $1.28 for the same period in 2003. The pro forma basic and diluted loss per common share gives effect to the automatic conversion of our outstanding convertible preferred stock into shares of common stock upon completion of our initial public offering in February 2004.

Liquidity and Capital Resources

     Sources of Liquidity

     Since our inception, we have financed our operations through public sales and private placements of our capital stock, the initial and subsequent license fee payments that we received from Pfizer as part of our Macugen collaboration, reimbursement of development costs from Pfizer and the receipt of interest income. Through September 30, 2004, we have received net proceeds of $334.1 million from the issuance of shares of common stock, convertible preferred stock and warrants. In connection with our initial public offering, all shares of preferred stock and related warrants were converted to common stock prior to September 30, 2004. We have also received net proceeds from capital equipment financing of $2.4 million. The table below summarizes our initial issuances of convertible preferred stock and warrants.

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

     We issued 5,073,435 warrants in connection with original issuances of preferred stock from April 2000 to August 2002 and the in-licensing of Macugen in April 2000. Prior to the closing of our initial public offering, 1,511,381 shares of preferred stock were issued in connection with warrant exercises providing $10.4 million in aggregate proceeds. An additional 1,867,124 shares of preferred stock were issued on a cashless basis to the holders of 2,728,721 preferred stock warrants, who surrendered 861,597 preferred stock warrants as payment for those shares. All outstanding shares of preferred stock, including those shares issued in connection with warrant exercises, were automatically converted to an equivalent number of shares of common stock upon the closing of our initial public offering. Additionally, warrants to purchase 833,333 shares of Series B preferred stock converted to an equal number of warrants to purchase an equal number of shares of common stock upon the closing of the initial public offering. These warrants were exercised during the quarter ended March 31, 2004 on a cashless basis, resulting in the issuance of 680,509 shares of common stock in exchange for the surrender of warrants to purchase 152,824 shares of common stock. No warrants remain outstanding at September 30, 2004.

     In connection with our collaboration with Pfizer, we received a $25.0 million investment in our series D preferred stock, a $75.0 million initial license fee and subsequent license fee payments of $15.5 million. Pfizer has also agreed generally to fund a majority of the ongoing development costs incurred pursuant to an agreed development plan covering the development of Macugen for AMD, DME, retinal vein occlusion and other agreed upon ophthalmic indications. Pfizer purchased an additional $10 million of our common stock at the closing of our initial public offering in February 2004 and is obligated to purchase up to an additional $15 million of our common stock and make additional payments in specified circumstances. These obligations of Pfizer are contingent upon the achievement of milestones and are currently our only committed external source of funds.

     On June 2, 2004, we completed a secondary public offering of our common stock. The secondary public offering consisted of the sale of 3,860,000 shares of common stock at a price of $38.50 per share. As part of the offering, the selling stockholders granted to the underwriters an option to purchase an additional 579,000 shares within 30 days of the secondary public offering to cover over-allotments. This option was exercised in full in June 2004. All shares sold were offered by existing stockholders, including employees, and employees exercising options. Our shares outstanding increased by 106,735 shares after the offering as a result of option exercises, which provided proceeds to us of $0.1 million. The costs associated with the offering, excluding underwriters’ discounts and commissions which were payable by the selling stockholders, were approximately $1.0 million and have been paid by us.

     As of September 30, 2004, we had $237.0 million in cash, cash equivalents and marketable securities. Also as of that date, we had pledged $5.9 million of restricted cash as collateral for letters of credit for certain of our leased facilities. We believe that our available cash, cash equivalents and marketable securities, together with expected license and milestone payments and reimbursements from Pfizer under our collaboration and interest income will be sufficient to fund anticipated levels of operations through at least the end of 2005. We had no material capital expenditures during the quarter ended September 30, 2004 and expect to have no material capital expenditures during the remainder of 2004.

     On November 11, 2004, we acquired from Transgenomic, Inc. most of the assets of the company’s oligonucleotide manufacturing facility in Boulder, Colorado, for $3.0 million in cash and the assumption of certain operating leases associated with acquired facilities. These acquired assets will be recorded at their purchase price in November, 2004. We plan to invest significantly in appropriate infrastructure at this facility to develop the facility to become a second source for commercial scale production of the active pharmaceutical ingredient in Macugen.

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

     At December 31, 2003 we had deferred tax assets representing the benefit of net operating loss carryforwards, deferred license fees received and certain start up costs capitalized for tax purposes. We did not record a benefit for the deferred tax asset because realization of the benefit was uncertain and, accordingly, a full valuation allowance is provided to offset the deferred tax asset.

     We have not recorded any provision for taxes during the nine months ended September 30, 2004. However, if we receive approval for Macugen in the fourth quarter of 2004, we will receive certain license fee payments that may subject us to the alternative minimum tax. For the year ended December 31, 2003, we incurred $1.6 million for the alternative minimum tax as a result of the receipt of license fees from Pfizer.

     Cash Flows

     For the nine months ended September 30, 2004, we used net cash of $46.3 million in operating activities. This consisted primarily of a net loss for the period of $70.8 million, offset by an increase in accounts payable and accrued expenses of $6.6 million, an increase in deferred revenue of $14.0 million, an increase in other liabilities of $3.3 million and $6.0 million in non-cash stock-based compensation. We used $72.3 million for investing activities for the quarter ended September 30, 2004, which consisted primarily of net purchases of marketable securities. We received net cash of $158.6 million from financing activities during the nine months ended September 30, 2004, principally relating to the issuance of common stock in our initial public offering and other issuances of common stock, resulting in net proceeds, after transaction costs, of $156.4 million and the issuance of convertible preferred stock upon the exercise of warrants for net proceeds of $2.6 million, offset by the repayment of capital leases of $0.4 million.

     Funding Requirements

     We expect to devote substantial resources to continue our research and development efforts and to expand our sales, marketing and manufacturing programs associated with the commercialization and launch of Macugen and other future products. Our funding requirements will depend on numerous factors, including:

•	the success of our collaboration with Pfizer to develop and commercialize Macugen;

•	the scope and results of our clinical trials;

•	the cost of manufacturing activities;

•	the cost of commercialization activities, including product marketing, sales and distribution;

•	advancement of other product candidates into development;

•	potential acquisition or in-licensing of other products or technologies;

•	the timing of, extent of, and the costs involved in, obtaining regulatory approvals;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-

related costs, including litigation costs and the results of such litigation; and

•	our ability to establish and maintain additional collaborative arrangements.

     We do not expect to generate significant additional funds, other than payments that we receive from our collaboration with Pfizer, until we successfully obtain marketing approval for, and begin selling, Macugen. We believe that the key factors that will affect our internal and external sources of cash are:

•	our ability to commercially launch Macugen in the United States and to obtain marketing approval outside the United States;

•	the receptivity of the capital markets to financings by biotechnology companies;

•	the success of our other preclinical and clinical development programs; and

•	our ability to enter into additional strategic collaborations with corporate and academic collaborators and the success of such collaborations.

     If our existing resources are insufficient to satisfy our liquidity requirements or if we acquire or license rights to additional product candidates, we may need to raise additional external funds through the sale of additional equity or debt securities. The sale of additional equity securities may result in additional dilution to our stockholders. Additional financing may not be available in amounts or on terms acceptable to us or at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned business expansion, research, development and commercialization activities, which could harm our financial condition and operating results.

Contractual Obligations

     Our major outstanding contractual obligations relate to our capital leases from equipment financings, facilities leases and obligations under a number of our collaboration and alliance agreements to pay milestone payments and royalties to the other parties to these agreements.

     We have summarized in the table below our fixed contractual cash obligations as of September 30, 2004.

	Payments Due by Period
		Less Than	One to	Four to	After
Contractual Obligations	Total	One Year	Three Years	Five Years	Five Years
Capital lease obligations, including interest	$1,1198,647	$651,835	$546,812	$—	$—
Operating leases	79,025,660	3,626,871	11,498,124	10,093,436	53,807,229

Total contractual cash obligations	$80,224,307	$4,278,706	$12,044,936	$10,093,436	$53,807,229

     Under our agreements with Gilead Sciences, Inc., Nektar Therapeutics, and Isis Pharmaceuticals, Inc., we are obligated to make payments aggregating up to $36.3 million, of which $10.5 million has been accrued at September 30, 2004, upon achieving specified milestones relating to the development and regulatory approval of Macugen and to pay royalties based on net sales of Macugen. The events that trigger the milestone payments include filing of a new drug application, or NDA, with the FDA, making similar filings with foreign regulatory authorities, receiving marketing approval for Macugen by the FDA or similar foreign regulatory authorities and the first commercial sale of Macugen in various countries. These contingent milestone and royalty payment obligations are not included in the above table. The above table also excludes approximately $2.0 million in minimum fixed site fees payable to one of our contract manufacturers on a quarterly basis.

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

     We have not sub-leased our former corporate offices at 500 Seventh Avenue, New York, New York, and as a result, under generally accepted accounting principles we have assessed the recoverability of the carrying value of our lease. We have determined that the amounts due under the lease will not be recoverable, and have recorded a loss in connection with this lease. The loss of $1.5 million was recorded in the second quarter of 2004 and includes the write down of certain office equipment. In connection with our cessation of use of this facility, we had previously accelerated the recognition of amortization and depreciation expenses in connection with certain leasehold improvements and furniture and fixtures used at this facility. This resulted in an increase of $0.3 million to amortization and depreciation expense during the nine months ended September 30, 2004.

     In May 2004, we entered into a lease agreement for new research and development space to replace our Woburn research facility. Payments related to this new space are included in the table above listing our contractual obligations and are expected to result in approximately $1.6 million of additional expense annually. If we do not sub-lease our space at 42 Cummings Park, Woburn, Massachusetts, we will be required under generally accepted accounting principles to assess the recoverability of the carrying value of our lease. If it is determined that the amounts due under the lease will not be recoverable, we will record a loss in connection with this lease. The loss could be up to approximately $1.1 million and will be recorded during the fourth quarter of 2004.

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

     We have invested a significant portion of our time and financial resources since our inception in the development of Macugen. We anticipate that in the near term our ability to generate revenues will depend solely on the successful development and commercialization of Macugen. The commercial success of Macugen will depend on several factors, including the following:

•	receipt of marketing approvals from the FDA and similar foreign regulatory authorities;

•	producing batches of finished drug product in sufficient commercial quantities through a validated process;

•	supplying sufficient quantities of Macugen in compliance with required specifications to meet anticipated market demand for our planned commercial launch in the first half of 2005;

•	successfully launching commercial sales of the product in collaboration with Pfizer;

•	successfully building and sustaining manufacturing capacity to meet anticipated future demand;

•	the competitive landscape for approved and developing therapies that will compete with Macugen;

•	achieving acceptance of the product by the medical community, by patients receiving therapy and by third party payors; and

•	receiving continued positive data from our clinical trials.

     Based on the results from the first year of our ongoing Phase 2/3 pivotal clinical trials for the use of Macugen in the treatment of neovascular AMD, in June 2004, we and Pfizer completed the filing of a new drug application with the FDA as a rolling submission to seek marketing approval for Macugen in the treatment of neovascular AMD. The FDA accepted our NDA for review and held a public advisory committee meeting in which it reviewed our NDA. We also recently submitted to the FDA and announced positive data from the second year of our ongoing Phase 2/3 pivotal clinical trials for the use of Macugen in the treatment of neovascular AMD. The FDA may still request additional information from us, including additional data from our clinical trials or data from additional clinical trials. Furthermore, new information may arise from our continuing analysis of the data from our clinical trials that may be less favorable than currently anticipated. Clinical data often are susceptible to varying interpretations and many companies that have believed that their products performed satisfactorily in clinical trials have nonetheless failed to obtain FDA approval for their products. The FDA may not grant marketing approval for Macugen. The FDA may grant marketing approval but may not grant such approval to the extent we have requested in our NDA. Even if we are granted marketing approval for Macugen, if we are not successful in manufacturing Macugen at commercial scale according to applicable specifications, commercializing Macugen, or are significantly delayed in doing either, our business will be materially harmed and we may need to curtail or cease operations.

We depend heavily on our collaboration with Pfizer, which involves a complex sharing of control over decisions, responsibilities and costs and benefits. Any loss of Pfizer as a collaborator, or adverse development in the collaboration, would materially harm our business.

     In December 2002, we entered into our collaboration with Pfizer to develop and commercialize Macugen for the prevention and treatment of diseases of the eye. The collaboration involves a complex sharing of control over decisions, responsibilities and costs and benefits. For example, with respect to the sharing of costs and benefits, Pfizer will co-promote Macugen with us in the United States and will share with us in profits and losses. Outside the United States, Pfizer will commercialize Macugen pursuant to an exclusive license and pay us a royalty on net sales. In addition, Pfizer generally is required to fund a majority of ongoing development costs incurred pursuant to an agreed upon development plan. Our collaboration is governed by a joint operating committee, consisting of an equal number of representatives of Pfizer and us who control decisions and responsibilities. There are also subcommittees with equal representation from both parties that have responsibility over development, regulatory, manufacturing and commercialization matters.

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

If Macugen is approved in the United States, our product revenues will be substantially dependent on a limited number of wholesalers to which we plan to sell Macugen, and such revenues may fluctuate from quarter to quarter based on the buying patterns of these wholesalers

     If approved, we plan to sell Macugen primarily to a limited number of national pharmaceutical wholesalers with distribution centers located throughout the United States. Our reliance on this small number of wholesalers could cause our revenues to fluctuate from quarter to quarter based on the buying patterns of these wholesalers. In addition, if any of these wholesalers fails to pay us on a timely basis or at all, our financial position and results of operations could be materially adversely affected.

If our clinical trials are unsuccessful, or if we experience significant delays in these trials, our ability to commercialize Macugen and other future product candidates will be impaired.

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

     Our ongoing Phase 2/3 pivotal clinical trial for the use of Macugen in the treatment of neovascular AMD and Phase 2 clinical trial for use of Macugen in the treatment of DME are currently fully enrolled. We are also currently enrolling patients in our Phase 2 clinical trial for the use of Macugen in the treatment of RVO. To obtain marketing approval for the use of Macugen in neovascular AMD, the FDA or other regulatory authorities may require us to pursue additional clinical trials or other studies.

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

     In addition, as part of the drug approval process, we must conduct a comprehensive assessment of the carcinogenic, or cancer causing, potential of our product candidates. Our testing of Macugen to date indicates that the product’s carcinogenic potential is low. In one test for carcinogenicity risk, two potential Macugen metabolites showed, in one out of five bacterial strains tested, a small increase in the number of altered bacteria, a potential indicator of carcinogenicity risk. However, because this elevated proportion of altered bacteria did not increase further as we increased the dose of the metabolites, we do not believe the results from these tests indicate carcinogenicity potential. Furthermore, no other test, including animal studies, of Macugen and its metabolites showed carcinogenic potential. We have requested that the FDA grant us a waiver from the requirement to perform full animal carcinogenicity studies for the treatment of neovascular AMD based primarily on the unmet medical need presented by neovascular AMD, low overall systemic exposure to Macugen and the fact that this disease generally affects older populations. However, the FDA may require us to conduct additional carcinogenicity testing of Macugen. Based on our discussions with the FDA to date, if we are required to conduct further carcinogenicity testing of Macugen in connection with its use in the treatment of neovascular AMD, we believe that the FDA will allow us to conduct any such testing as a post-NDA approval study. However, we will not be certain of this until the NDA review process of Macugen for this indication is completed. The FDA may require us to complete satisfactory carcinogenicity testing of Macugen prior to any approval of the use of Macugen in the treatment of DME.

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

     Furthermore, our future products may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use, which could have a material adverse effect on our business. The FDA and other regulatory authorities may not approve any product that we may develop.

We face substantial competition with respect to sales of Macugen in the treatment of neovascular AMD and drug development, which may result in others discovering, developing or commercializing products before or more successfully than we do.

     The commercialization and development of new drugs is highly competitive. We will face competition with respect to Macugen and any products we may commercialize or develop in the future from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Our competitors may develop products or other novel technologies that are more effective, safer or less costly than any that we are developing. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours.

     Macugen would compete against two therapies for the treatment of neovascular AMD: photodynamic therapy, which was developed by QLT, Inc. and is marketed by Novartis AG, and thermal laser treatment. In the United States, photodynamic therapy is FDA-approved only for the predominantly classic subtype of neovascular AMD. In the

European Union, the only approved therapy is photodynamic therapy, which is approved only for the predominantly classic and occult subtypes. In the United States, however, the Centers for Medicare & Medicaid Services implemented a decision in April 2004 to provide coverage for photodynamic therapy to patients with neovascular AMD who have occult and minimally classic lesions that are four disc areas or less in size and show evidence of recent disease progression even though the FDA has not approved photodynamic therapy for such treatment. The current therapies for the treatment of DME are thermal laser treatment and steroid treatment administered by physicians on an off-label basis. Unless additional therapies are approved, these existing therapies would represent the principal competition for Macugen in neovascular AMD and DME if Macugen is approved for marketing in such indications.

     Additional treatments for AMD and DME are in various stages of preclinical or clinical testing. If approved, these treatments would also compete with Macugen. Potential treatments in late stage clinical trials include drugs sponsored by a collaboration of Genentech, Inc. and Novartis, Alcon, Inc., Allergan, Inc. through its acquisition of Oculex Pharmaceuticals, Inc., Eli Lilly and Co., Bausch & Lomb Incorporated, a collaboration of Regeneron Pharmaceuticals, Inc. and Aventis S.A., Miravant Medical Technologies, and Genaera Corporation. Some of the sponsors of these potential products have announced favorable results from Phase 1 or Phase 2 clinical trials. The Genentech/Novartis collaboration is developing an anti-VEGF humanized antibody fragment for intravitreal injection. This product candidate may be viewed as particularly competitive with Macugen because of the similarity of its mechanism of action. In addition, Alcon recently announced results of its Phase 3 clinical trial of anecortave acetate, an angiostatic compound, for the treatment of neovascular AMD patients, that features a less invasive injectable delivery that requires less frequent administration (every six months) and plans to file an NDA in the fourth quarter of 2004. Further, Alcon is enrolling patients in two Phase 3 clinical trials, one in South America and one in Europe, comparing the safety and efficacy of Alcon’s compound against placebo in patients with all subtypes of neovascular AMD. Other laser, surgical or pharmaceutical treatments for AMD and DME may also compete against Macugen. These competitive therapies may result in pricing pressure if we receive marketing approval for Macugen even if Macugen is otherwise viewed as a preferable therapy.

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

There may be limited market acceptance of Macugen and other products we may develop in the future that are based on new technologies.

     The commercial success of the products for which we may obtain marketing approval from the FDA or other regulatory authorities will depend upon the acceptance of these products by the medical community and third party payors as clinically useful, cost-effective and safe. Even if a potential product displays a favorable efficacy and safety profile in clinical trials, market acceptance of the product will not be known until after it is commercially launched. We expect that many of the products that we develop will be based upon new technologies. For example, Macugen is partially composed of a chemically synthesized aptamer, which is a type of nucleic acid, and, if approved, may be the first aptamer to be approved as a pharmaceutical by the FDA. As a result, it may be more difficult for us to achieve market acceptance of our products, particularly the first products that we introduce to the market based on new technologies. Our efforts to educate the medical community about these potentially unique approaches may require greater resources than would be typically required for products based on conventional technologies. The safety, efficacy, convenience and cost-effectiveness of our products as compared to competitive products will also affect market acceptance.

We have only recently established our sales and marketing capabilities and have never marketed or sold products as a company. We will need to work with our partner, Pfizer, and integrate our marketing and sales infrastructures to successfully commercialize any products that we may develop, acquire or license.

     We have limited experience as a company in marketing and selling products. We have a marketing team and specialty sales force with significant industry experience to market and sell Macugen in the United States in collaboration with Pfizer. We are in the process of preparing our sales force to detail Xalatan and launch Macugen. If Macugen is approved for marketing, to achieve commercial success for Macugen, our sales and marketing organization must work with our partner, Pfizer, to effectively integrate our sales and marketing infrastructures and implement our sales and marketing efforts. If our sales and marketing efforts are not successful our business will materially suffer.

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

     Our business strategy includes entering into collaborations with corporate and academic collaborators for the research, development and commercialization of additional product candidates, such as our collaborations with Pfizer and Archemix Corp. These arrangements may not be scientifically or commercially successful. The termination of any of these arrangements might adversely affect our ability to develop, commercialize and market our products.

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

We currently have no operational manufacturing facilities and a limited number of manufacturing personnel. We will depend on third parties to manufacture Macugen and future products. If these manufacturers fail to meet our requirements, our product development and commercialization efforts may be materially harmed.

     We have a limited number of personnel with experience in, and we do not own or lease operating facilities for, manufacturing any products. We recently acquired a manufacturing facility in Boulder, Colorado, that we eventually plan to use as a second source of supply for the active pharmaceutical ingredient in Macugen, but that facility is not currently operational for such purpose. Accordingly, we will depend on third parties to manufacture Macugen and any future products that we may develop.

     For our clinical trials of Macugen, we engaged a third party manufacturer to produce the active pharmaceutical ingredient used in Macugen. We have entered into an agreement and completed the transfer of the manufacturing technology and process with an affiliate of this third party for commercial supply of the active pharmaceutical ingredient used in Macugen. For our clinical trials of Macugen, we also engaged a separate fill and finish manufacturer for the finished drug product to formulate the active pharmaceutical ingredient from a solid into a solution and to fill the solution into syringes. We have entered into an agreement with this manufacturer to provide these finished product services for commercial supply. These manufacturers of Macugen will be single source suppliers to us for a significant period of time. We also expect to continue to rely on a single source of supply for the PEGylation reagent used in the manufacture of Macugen.

     In order to sustain Macugen supply at the quantities we believe will be necessary to meet anticipated future market demand, we and our contract manufacturer will need to increase the manufacturing capacity for the active pharmaceutical ingredient of Macugen. Assuming Macugen is approved by the FDA for the 0.3 mg dose of Macugen and that we can manufacture Macugen to required specifications, we believe we will have sufficient capacity to supply the active pharmaceutical ingredient and to manufacture Macugen to meet anticipated demand for our planned commercial launch in the first half of 2005 and for approximately 24 months thereafter. We initially intend to increase manufacturing capacity for the active pharmaceutical ingredient by duplicating a portion of our manufacturing lines at the contract manufacturer’s facility. We also intend to invest in appropriate infrastructure at the manufacturing facility that we recently acquired in Boulder, Colorado, to prepare the facility to become a second source for commercial scale production of the active pharmaceutical ingredient in Macugen. We will also continue to explore other alternatives for increasing manufacturing capacity. If we are unable to increase our manufacturing capacity or are delayed in doing so, we may not be able to produce Macugen in a sufficient quantity to meet future requirements to sustain supply of the product to meet anticipated future demand. In addition, the cost of increasing manufacturing capacity may be expensive. Our revenues and gross margins could be adversely affected by any inability to meet demand and the increased cost in increasing manufacturing capacity.

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

     The manufacture and packaging of pharmaceutical products, such as Macugen and our future product candidates, are regulated by the FDA and similar foreign regulatory bodies and must be conducted in accordance with the FDA’s current good manufacturing practices and comparable requirements of foreign regulatory bodies. There are a limited number of manufacturers that operate under these current good manufacturing practices regulations who are both capable of manufacturing Macugen and willing to do so. Failure by us or our third party manufacturers to comply with applicable regulations, requirements, or guidelines could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. For example, if the facilities used for the manufacturing and testing of a product are delayed in passing FDA pre-approval inspection to ensure compliance with FDA standards or if we are not able to manufacture Macugen to required specifications, we may be delayed in launching the product and our anticipated future revenues and financial results may be materially adversely affected.

     Changes in the manufacturing process or procedure, including a change in the location where the product is manufactured or a change of a third party manufacturer, may require prior FDA review and/or approval of the manufacturing process and procedures in accordance with the FDA’s current good manufacturing practices. There are comparable foreign requirements. This review may be costly and time consuming and could delay or prevent the launch of a product. For example, our third party contract manufacturer changed the site used to manufacture the active pharmaceutical ingredient of Macugen. We have completed the transfer of the relevant manufacturing technology and the manufacturing process to the new site, have used the new site to supply the active pharmaceutical ingredient of Macugen for use in our clinical trials and plan to continue to use this site to produce commercial quantities of the active pharmaceutical ingredient of Macugen. If we cannot establish, to the satisfaction of the FDA, that the products manufactured at the new site are comparable to those manufactured at the initial site, we may not obtain or may be delayed in obtaining approval to launch Macugen. In addition, if we elect to manufacture products in our own facility or at the facility of another third party, we would need to ensure that the new facility and the manufacturing process are in substantial compliance with current good manufacturing practices. Any such change in facility would be subject to a pre-approval inspection by the FDA and would again require us to demonstration product comparability to the FDA.

     Furthermore, in order to obtain approval of our products, including Macugen, by the FDA and foreign regulatory agencies, we will be required to consistently produce the active pharmaceutical ingredient and the finished product in commercial quantities and of specified quality on a repeated basis and document our ability to do so. This requirement is referred to as process validation. We have completed the validation process for the active pharmaceutical ingredient. We need to complete process validation on the finished product in the packaging we propose for commercial sales. This includes testing of stability, measurement of impurities and testing of other product specifications by validated test methods. If the FDA does not consider the result of the process validation or required testing to be satisfactory, we may not obtain approval to launch the product or approval or launch may be delayed.

     The FDA and similar foreign regulatory bodies may also implement new standards, or change their interpretation and enforcement of existing standards and requirements, for manufacture, packaging or testing of products at any time. If we are unable to comply, we may be subject to regulatory, civil actions or penalties which could significantly and adversely affect our business.

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

     Because most persons suffering from neovascular AMD are elderly, we expect that coverage for Macugen in the United States will be primarily through the Medicare program. Although drugs that are not usually self-administered are ordinarily covered by Medicare, the Medicare program has taken the position that it can decide not to cover particular drugs if it determines that they are not “reasonable and necessary” for Medicare beneficiaries. Limitations on coverage could also be imposed at the local Medicare carrier level or by fiscal intermediaries. Our business could be materially adversely affected if the Medicare program, local Medicare carriers or fiscal intermediaries were to make such a determination and deny or limit the reimbursement of Macugen. Our business also could be adversely affected if physicians are not reimbursed by Medicare for the cost of the procedure in which they administer Macugen on a basis satisfactory to the administering physicians. If the local contractors that administer the Medicare program are slow to reimburse physicians for Macugen, the physicians may pay us more slowly, which would adversely affect our working capital requirements.

     We also will need to obtain approvals for payment for Macugen from private insurers, including managed care organizations. We expect that private insurers will consider the efficacy, cost-effectiveness and safety of Macugen in determining whether and at what level to approve reimbursement for Macugen therapy. Obtaining these approvals can be a time consuming and expensive process. Our business would be materially adversely affected if we do not receive approval for reimbursement of Macugen from private insurers on a satisfactory basis.

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

The 2003 Medicare prescription drug coverage legislation, The Medicare Prescription Drug Improvement and Modernization Act, and future legislative or regulatory reform of the healthcare system may affect our ability to sell our products profitably.

     In both the United States and some non-U.S. jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. In the United States, new legislation may be proposed at the federal and state levels that would result in significant changes to the healthcare system, either nationally or at the state level. In December 2003, President Bush signed into law new Medicare prescription drug coverage legislation, The Medicare Prescription Drug Improvement and Modernization Act. Effective January 2004, the legislation changed the methodology used to calculate reimbursement for drugs such as Macugen that are administered in physicians’ offices in a manner intended to reduce the amount that is subject to reimbursement. In addition, beginning in January 2006, the legislation directs the Secretary of Health and Human Services to contract with procurement organizations to purchase physician-administered drugs from the manufacturers and provides physicians with the option to obtain drugs through these organizations as an alternative to purchasing from the manufacturers, which some physicians may find advantageous. These changes may also cause private insurers to reduce the amounts that they will pay for physician-administered drugs. In addition, the Centers for Medicare & Medicaid Services, or CMS, the agency within the Department of Health and Human Services that administers Medicare and will be responsible for reimbursement of the cost of Macugen, has asserted the authority of Medicare not to cover particular drugs if it determines that they are not “reasonable and necessary” for Medicare beneficiaries or to cover them at a lesser rate, comparable to that for drugs already reimbursed that CMS considers to be therapeutically comparable. Further federal and state proposals and healthcare reforms are likely. Our results of operations could be materially adversely affected by the Medicare prescription drug coverage legislation, by the possible effect of this legislation on amounts that private insurers will pay and by other healthcare reforms that may be enacted or adopted in the future.

We face the risk of product liability claims and may not be able to obtain insurance.

     Our business exposes us to the risk of product liability claims that is inherent in the manufacturing, testing and marketing of drugs and related products. Claims that one or more of our products harms people, regardless of the merits, could be costly, divert our management’s attention and adversely affect our reputation and demand for our products.

     We currently have product liability insurance that covers our clinical trials up to a $10 million annual aggregate limit. We may expand our product liability insurance coverage. However, insurance coverage is increasingly expensive. We may not be able to obtain or maintain adequate protection against potential liabilities. If we are unable to obtain insurance at acceptable cost or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may materially and adversely affect our business and financial position. These liabilities could prevent or interfere with our product development and commercialization efforts.

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

We are growing rapidly, and if we fail to adequately manage that growth, our business could be adversely impacted.

     Our aggressive growth plan has included substantial and increasing investments in research and development, sales and marketing, and facilities. We plan to continue to grow, and our plan has a number of risks, some of which we cannot control. For example:

•	we have no current source of product revenue, a fixed amount of cash and predetermined anticipated milestone payments that may be due to us, so we will need to generate product or other revenues to cover our continually higher level of operating expenses;

•	we will need to continue to assimilate a large number of new employees in different functions throughout the company;

•	we will need to manage complexities associated with a larger and faster growing organization; and

•	we will need to accurately anticipate demand for our products and maintain adequate manufacturing capacity, and our ability to do so may depend on factors that we do not control.

     Of course, there may be other risks unknown to us and we cannot guarantee that we will be able to successfully manage these or other risks.

We depend on third parties in the conduct of our clinical trials for Macugen and any failure of those parties to fulfill their obligations could adversely affect our development and commercialization plans.

     We depend on independent clinical investigators, contract research organizations and other third party service providers in the conduct of our ongoing clinical trials for Macugen and expect to do so with respect to other product candidates. We rely heavily on these parties for successful execution of our clinical trials, but do not control many aspects of their activities. For example, the clinical investigators are not our employees. However, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Third parties may not complete activities on schedule, or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval and commercialization of Macugen and future product candidates.

Regulatory Risks

We may not be able to obtain marketing approval for any of the products resulting from our development efforts, including Macugen. Failure to obtain these approvals could materially harm our business.

     Although we may not be required to conduct additional research and development for the approval of Macugen for the treatment of neovascular AMD, the use of Macugen for the treatment of other indications and other products that we are developing or may develop in the future will require additional research and development. The research and development work that we must perform will include extensive preclinical studies and clinical trials. We will be required to obtain an investigational new drug application, or IND, prior to initiating human clinical trials in the United States and must obtain regulatory approval prior to any commercial distribution. This process is expensive, uncertain and lengthy, often taking a number of years until a product is approved for commercial distribution. We have only one product, Macugen, that has advanced to clinical trials. We have not received regulatory approval to market Macugen in any jurisdiction. Failure to obtain required regulatory approvals could materially harm our business.

     We may need to successfully address a number of technological challenges in order to complete the development of Macugen or any of our future products, such as manufacturing process validation and product specification testing.

     In addition, administration of a drug via intravitreal injection is a new method for the potentially long-term treatment of chronic eye disease. As a result, the FDA and other regulatory agencies may apply new standards for safety, manufacturing, packaging and distribution of drugs using this mode of administration, including Macugen. We are working with the FDA in connection with its development of appropriate standards for drugs using this mode of administration. As part of this process, we also support efforts by the United States Pharmacopoeia, which works with the FDA to establish standards, to devise a sub-visible particulate limit appropriate for ophthalmologic treatments administered as ultra low-volume injectables. We are also working with the FDA to agree on an appropriate control environment for the outer packaging we propose for commercial sale. It may be time consuming or expensive for us to comply with these standards. This could result in delays in our obtaining marketing approval for Macugen, or possibly preclude us from obtaining such approval. This could also increase our commercialization costs, possibly materially.

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

     If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA “fast track”

designation. The fast track classification does not apply to the product alone, but applies to the combination of the product and the specific indication or indications for which it is being studied. The FDA’s fast track programs are designed to facilitate the clinical development and evaluation of the drug’s safety and efficacy for the fast track indication or indications. Marketing applications filed by sponsors of products in fast track development may qualify for expedited review under policies or procedures offered by the FDA, but the fast track designation does not assure such qualification. We have obtained a fast track designation from the FDA for Macugen for the treatment of both neovascular AMD and DME. We have also received priority review status for our NDA for neovascular AMD and have been entered into the “Pilot 1” program, which allows the FDA to complete reviews of individual reviewable units within six months of submission and provide early feedback on the pre-submissions. Also, the FDA’s Dermatologic and Ophthalmic Drugs Advisory Committee reviewed our NDA with respect to the use of Macugen in the treatment of neovascular AMD on August 27, 2004. However, we may not continue to experience a faster development process, review or approval compared to conventional FDA procedures. Further, our fast track designation with respect to DME may be withdrawn by the FDA if it believes that the designation is no longer supported by data from our clinical development program.

Our products, when and if any of them are approved, could be subject to restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements, or if we experience unanticipated problems with our products.

     Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, advertising and promotional activities for such product, will be subject to continuing requirements, review and periodic inspections by the FDA and other regulatory bodies. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or subject to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Furthermore, new information may arise from our ongoing or new clinical trials or continuing analysis of the data from our clinical trials that may be viewed as less favorable than previous data. Later discovery of previously unknown problems with our products, manufacturer or manufacturing processes, or failure to comply with regulatory requirements, may result in:

•	restrictions on such products or manufacturing processes;

•	withdrawal of the products from the market;

•	voluntary or mandatory recall;

•	fines;

•	suspension of regulatory approvals;

•	requests from the FDA or other agencies for additional information from us or data from additional clinical trials;

•	product seizure; and

•	injunctions or the imposition of civil or criminal penalties.

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

     We are a party to a number of technology licenses that are important to our business and expect to enter into additional licenses in the future. For example, we hold licenses from Gilead Sciences, Nektar Therapeutics and Isis Pharmaceuticals under patents relating to Macugen. These licenses impose various commercialization, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license, in which event we would not be able to market products, such as Macugen, that may be covered by the license.

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

     There has been substantial litigation and other proceedings regarding the patent and other intellectual property rights in the pharmaceutical and biotechnology industries. In addition to the possibility of infringement claims against us, we may become a party to other patent litigation and other proceedings, including interference proceedings declared by the United States Patent and Trademark Office and opposition proceedings in the European Patent Office, regarding intellectual property rights with respect to our products and technology. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Patent litigation and other proceedings may also absorb significant management time.

Risks Relating to Our Financial Results and Need for Financing

We have a limited operating history and have incurred losses since inception. If we do not generate significant revenues, we will not be able to achieve profitability.

     We have no current source of product revenue. We have a limited operating history and have not yet commercialized any products. To date, we have focused primarily on the development of Macugen. We began operations in 2000, and we have not been profitable in any quarter since inception. As of September 30, 2004, we had an accumulated deficit of approximately $209.1 million. We expect to increase our spending significantly as we continue to expand our infrastructure, development programs and commercialization activities. As a result, we will need to generate significant revenues to pay these costs and achieve profitability. We do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to generate revenues from the sale of our products and from our existing and potential future collaborations.

If we receive approval to market products, our revenues and operating results may fluctuate, and this fluctuation could cause financial results to be below expectations.

     Our operating results may fluctuate from period to period for a number of reasons. If we begin to sell products, we may assume that revenues will continue to grow; however, some of our operating expenses are fixed in the short term. Because of this, even a relatively small revenue shortfall may cause a period’s results to be below our expectations or projections. A revenue shortfall could arise from any number of factors, some of which we cannot control. For example, we may face:

•	lower than expected demand for our products;

•	inability to provide adequate supply of our products;

•	changes in the government’s or private payors’ reimbursement policies for our products;

•	changes in wholesaler buying patterns;

•	increased competition from new or existing products;

•	fluctuations in foreign currency exchange rates; and

•	changes in our product pricing strategies.

     Of these, we would only have control over changes in our product pricing strategies and, of course, there may be other factors that affect our revenues in any given period.

We may need additional financing, which may be difficult to obtain. Our failure to obtain necessary financing or obtaining financing on unattractive terms could adversely affect our development programs and other operations.

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

     Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 45% of our capital stock as of November 1, 2004. As a result, if these stockholders were to choose to act together, they would be able to substantially influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Our stock price is volatile; purchasers of our common stock could incur substantial losses.

     Our stock price is volatile. From our initial public offering in January 2004 through November 12, 2004, the trading price of our common stock has ranged from $29.25 to $49.12 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above their respective purchase prices. The market price for our common stock may be influenced by many factors, including:

•	results of our clinical trials or those of our competitors;

•	the regulatory status of Macugen and our other potential products;

•	the regulatory status of potentially competitive products;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	developments concerning our collaborators, including Pfizer;

•	regulatory developments in, and outside of, the United States;

•	developments or disputes concerning patents or other proprietary rights;

•	our ability to manufacture products to commercial standards;

•	public concern over our drugs;

•	litigation;

•	the departure of key personnel;

•	future sales of our common stock;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	investors’ perceptions of us; and

•	general economic, industry and market conditions.

If there are substantial sales of our common stock, our stock price could decline.

          If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. All of the shares sold in our initial public offering in January 2004 and secondary public offering in May 2004 are freely tradable without restriction or further registration under the federal securities laws, unless purchased by our “affiliates” as that term is defined in Rule 144 under the Securities Act. Substantially all other shares of our common stock are saleable under Rule 144 under the Securities Act. Also, some stockholders maintain rights with respect to the registration of the sale of their shares of common stock with the Securities and Exchange Commission.

          We have registered approximately 9,543,000 shares of common stock that are authorized for issuance under our stock plans. As of September 30, 2004, 5,517,756 shares were subject to outstanding options, 3,713,011 of which were immediately exercisable, but with respect to which we had the right to repurchase at the initial exercise price all but 1,844,013 of the shares issuable upon exercise of these options. Because they are registered, the shares authorized for issuance under our stock plans can be freely sold in the public market upon issuance, subject to our repurchase rights and the restrictions imposed on our affiliates under Rule 144.

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

          As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, these officers have concluded that, as of September 30, 2004, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us would be made known to them by others. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(b) and 15(d)-15(f) under the Exchange Act) or in other factors that has materially affected or is reasonably likely to materially affect internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

     We are currently not a party to any material legal proceedings.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

     None

Item 3. Defaults Upon Senior Securities.

     None

Item 4. Submission to a Vote of Security Holders.

     None

Item 5. Other Information.

     On August 20, 2004 and November 15, 2004, we entered into an Amended and Restated Amendment to Employment Agreement with each of Anthony Adamis, our Chief Scientific Officer and Senior Vice President, Research, and Glenn Sblendorio, our Chief Financial Officer and Senior Vice President, Finance, respectively. Each amendment provides that upon any change in control of our company, 50% of all of such executive’s unvested equity rights in our company will immediately vest, and if we terminate such executive’s employment without cause or if he terminates his employment for good reason within three months before or 12 months following the change in control, 100% of such executive’s unvested equity rights in our company will immediately vest. The effect of the amendments is to make the treatment of equity compensation in connection with a change in control consistent among our executive officers.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

Exhibit No.	Description
10.1	Amended and Restated Amendment to Employment Agreement, dated as of August 20, 2004, by and between the Registrant and Anthony Adamis

10.2	Amended and Restated Amendment to Employment Agreement, dated as of November 15, 2004, by and between the Registrant and Glenn P. Sblendorio

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Rule 1350 Certification of Chief Executive Officer

32.2	Rule 1350 Certification of Chief Financial Officer

(b) Reports on Form 8-K:

     (i) On July 23, 2004, we filed a Form 8-K dated July 23, 2004, furnishing under Item 12, “Results of Operations and Financial Condition,” Eyetech’s press release announcing financial results for the three and six months ended June 30, 2004.

     (ii) On August 18, 2004, we filed a Form 8-K dated August 17, 2004, furnishing under Item 9, “Regulation FD Disclosure,” a press release in which Eyetech and Pfizer Inc. announced the acceptance by the U.S. Food and Drug Administration of our complete new drug application for the use of Macugen(™) (pegaptanib sodium injection) in the treatment of neovascular age-related macular degeneration.

     (iii) On August 27, 2004, we filed a Form 8-K dated August 27, 2004, furnishing under Item 8.01, “Other Events,” a press release in which Eyetech and Pfizer Inc. announced the conclusion of the FDA’s Dermatologic & Opthalmic Drugs Advisory Committee in connection with the review by the FDA of the investigational drug Macugen™ (pegaptanib sodium injection) for the treatment of neovascular age-related macular degeneration.

     (iv) On August 30, 2004, we filed a Form 8-K dated August 27, 2004, furnishing under Item 7.01, “Regulation FD Disclosure,” presentation slides used by the Eyetech and Pfizer Inc. to present to the U.S. Food and Drug Administration’s (FDA) Dermatologic & Ophthalmic Drugs Advisory Committee in connection with the review by the FDA of the investigational drug Macugen™ (pegaptanib sodium injection) for the treatment of neovascular age-related macular degeneration.

     (v) On September 20, 2004, we filed a Form 8-K dated September 20, 2004, furnishing under Item 7.01, “Regulation FD Disclosure,” a press release in which Eyetech and Pfizer Inc. provided a regulatory update on the use of Macugen(™) (pegaptanib sodium injection) in the treatment of neovascular age-related macular degeneration.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

EYETECH PHARMACEUTICALS, INC.
(Registrant)

Dated: November 15, 2004
	By:	/s/ DAVID R. GUYER

David R. Guyer, M.D.
Chief Executive Officer

	By:	/s/ GLENN P. SBLENDORIO

Glenn P. Sblendorio
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amended and Restated Amendment to Employment Agreement, dated as of August 20, 2004, by and between the Registrant and Anthony Adamis

10.2	Amended and Restated Amendment to Employment Agreement, dated as of November 15, 2004, by and between the Registrant and Glenn P. Sblendorio

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Rule 1350 Certification of Chief Executive Officer

32.2	Rule 1350 Certification of Chief Financial Officer