Form 10-Q
period 2005-03-31
EYETECH PHARMACEUTICALS INC
filed 2005-05-16
CIK 1115285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     The number of shares of registrant’s common stock outstanding on May 10, 2005 was 43,201,103.

PART I — FINANCIAL INFORMATION

EYETECH PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
(in thousands, except par value and shares)	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$70,017	$40,780
Marketable securities	195,662	170,715
Accounts receivable, net of allowances	25,542	—
Collaboration receivable	6,424	91,966
Inventory	6,546	—
Prepaid expenses and other current assets	7,921	7,868

Total current assets	312,112	311,329
Property and equipment, net	21,019	17,817
Restricted cash	5,927	5,927
Other assets	11,033	4,386

Total assets	$350,091	$339,459

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$24,871	$25,103
Collaboration profit share payable	9,465	—
Deferred revenue, current portion	13,440	13,693
Capital lease obligations, current portion	1,440	1,460
Deferred rent liability, current portion	1,010	1,038

Total current liabilities	50,226	41,294
Deferred revenue, net of current portion	156,759	159,706
Capital lease obligations, net of current portion	907	1,254
Deferred rent liability, net of current portion	6,733	6,067

Stockholders’ equity:
Preferred stock $.01 par value; 5,000,000 shares authorized, none issued and outstanding at March 31, 2005 and December 31, 2004	—	—
Common stock $.01 par value; 125,000,000 shares authorized; 43,513,799 issued and 43,074,770 outstanding at March 31, 2005; 42,329,499 issued and 41,904,499 outstanding at December 31, 2004	435	423

Additional paid-in capital	404,266	382,177
Deferred compensation	(13,384)	(11,817)
Treasury stock, at cost	(854)	(255)
Accumulated other comprehensive income	(792)	(573)
Accumulated deficit	(254,205)	(238,817)

Total stockholders’ equity	135,466	131,138

Total liabilities and stockholders’ equity	$350,091	$339,459

See accompanying notes.

EYETECH PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2005	2004
Revenue:
Gross product revenue	$25,408	$—
Less: Distribution service fees, allowances and returns	(1,741)	—

Net product revenue	23,667	—
License fees	3,087	1,250
Reimbursement of development costs	7,248	10,463
Other revenue	549	—

Total revenue	34,551	11,713

Operating expenses:
Cost of goods sold	4,737	—
Research and development	21,337	21,931
Sales and marketing	10,420	3,799
Collaboration profit sharing	9,465	—
General and administrative	5,613	1,643

Total operating expenses	51,572	27,373

Loss from operations	(17,021)	(15,660)
Interest income	1,695	694
Interest expense	(63)	(46)

Net loss	(15,389)	(15,012)
Preferred stock accretion	—	(816)

Net loss attributable to common stockholders	(15,389)	(15,828)

Basic and diluted net loss attributable to common stockholders per share	$(0.36)	$(0.57)

Weighted average shares outstanding — basic and diluted	42,200	27,530

Pro forma basic and diluted net loss per share attributable to common stockholders		$(0.44)

Weighted average shares outstanding – pro forma basic and diluted		35,832

See accompanying notes.

EYETECH PHARMACEUTICALS INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2005	2004
Operating activities
Net loss	$(15,389)	$(15,012)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,081	552
Noncash stock-based compensation	3,722	1,946
Loss on disposal of assets	14	—
(Gain) loss on sale of marketable securities	(1)	7
Changes in operating assets and liabilities:
Collaboration receivable	85,542	(434)
Accounts receivable	(25,542)	—
Prepaid expenses	(42)	(1,380)
Inventory	(6,546)	—
Other assets	(6,648)	(38)
Accounts payable and accrued expenses	9,233	(4,200)
Deferred revenue	(3,200)	(1,250)
Other liabilities	639	524

Net cash provided by (used in) operating activities	42,863	(19,285)
Investing activities
Purchases of property and equipment	(4,297)	(2,016)
Purchase of marketable securities	(702,019)	(1,822,600)
Proceeds from sale of marketable securities	676,855	1,790,722
Interest receivable	(10)	(337)

Net cash used in investing activities	(29,471)	(34,231)
Financing activities
Proceeds from issuance of common stock, net	15,000	154,660
Proceeds from exercise of stock options	1,812	—
Proceeds from issuance of redeemable convertible preferred stock and warrants, net	—	2,640
Purchase of treasury stock	(599)	—
Repayment of capital leases	(368)	(149)

Net cash provided by financing activities	15,845	157,151

Net increase in cash and cash equivalents	29,237	103,635
Cash and cash equivalents at beginning of period	40,780	25,014

Cash and cash equivalents at end of period	$70,017	$128,649

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$63	$46

Issuance of redeemable preferred stock on conditional exercise of warrants	$—	$501

Conversion of redeemable and convertible preferred stock to common stock	$—	$189,614

Expenses in connection with initial public offering of common stock reclassified to additional paid in capital	$—	$1,701

See accompanying notes.

1. Organization and Description of Business

Eyetech Pharmaceuticals, Inc., together with its wholly owned subsidiaries (collectively, “Eyetech” or the “Company”), is a biopharmaceutical company that specializes in the development and commercialization of novel therapeutics to treat diseases of the eye. The Company’s initial focus is on diseases affecting the back of the eye, particularly the retina. In December 2004, the Company received approval from the United States Food and Drug Administration (FDA) to market its first product, Macugen® (pegaptanib sodium injection), for the treatment of neovascular (wet) age-related macular degeneration, known as neovascular AMD. The Company began selling Macugen in the United States in January 2005. Macugen is being sold to a limited number of specialty distributors who in turn sell Macugen to physicians, a limited number of specialty pharmacy providers and federal government buying groups. The Company is also further developing Macugen for the treatment of neovascular AMD and developing Macugen for the treatment of diabetic macular edema, known as DME, which is a complication of diabetic retinopathy, retinal vein occlusion, known as RVO, and other indications.

The Company formed a wholly owned subsidiary in Ireland in 2002. There has been no activity in this subsidiary since its inception in 2002. In November 2004, concurrent with the acquisition of a potential second-source manufacturing facility for Macugen, the Company established a wholly owned subsidiary to hold these assets. The Company operates in a single business segment.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Quarterly Report on Form 10-Q. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented.

The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2005. These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 31, 2005 the Company had substantially all of its cash and cash equivalents deposited with one financial institution.

Marketable Securities

Marketable securities are classified as “available-for-sale” and are carried at market value with unrealized gains and losses reported as other comprehensive income or loss, which is a separate component of stockholders’ equity.

Restricted Cash

Restricted cash of $5.9 million at March 31, 2005 and December 31, 2004 collateralizes $5.9 million of outstanding letters of credit associated with the leases of the Company’s office and laboratory facilities. The funds are invested in certificates of deposit.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash equivalents and marketable securities. The Company has established guidelines relating to diversification and maturities that allow the Company to manage risk.

Revenue Recognition

          Product Revenue

The Company sells Macugen primarily to distributors, who, in turn, sell to physicians, a limited number of specialty pharmacy providers and federal government buying groups. The Company does not recognize revenue from product sales until there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable, the buyer is obligated to pay the Company, the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from the Company, the Company has no obligation to bring about sale of the product, the amount of returns can be reasonably estimated and collectibility is reasonably assured.

The Company reports product revenue on a gross basis for sales in the United States. The Company has determined that it is qualified as a principal under the criteria set forth in Emerging Issues Task Force (“EITF”), Issue 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent,” based on the Company’s responsibilities under the Company’s contracts with Pfizer Inc., which include manufacture of product for sale in the United States, distribution, ownership of product inventory and credit risk from customers.

The Company records allowances for distribution fees, product returns and governmental rebates for products sold in the United States at the time of sale, and reports revenue net of such allowances. The Company must make significant judgments and estimates in determining these allowances. For instance:

•	The Company’s distributors have a limited right of return for unopened product during a specified time period based on the product’s labeled expiration date. As a result, in calculating the allowance for product returns, the Company estimates the likelihood that product sold to distributors might be returned within a specific timeframe. The Company determines its estimates using actual product data from distributors, industry data on products with similar characteristics and the expiration dates of product sold.

•	Certain government buying groups that purchase the Company’s product from wholesalers have the right to receive a discounted price from the Company. As a result, the Company estimates the amount of product which will ultimately be sold to these buying groups. The Company determines its estimates using actual product data from distributors and historical industry trends.

If actual results differ from the Company’s estimates, the Company will be required to make adjustments to these allowances in the future.

          Reimbursement of Development Costs and License Revenue

Revenues associated with the Company’s collaboration with Pfizer consist of non-refundable, up-front license fees and reimbursement of development expenses.

The Company uses revenue recognition criteria outlined in Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” and EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Accordingly, revenues from licensing agreements are recognized based on the performance requirements of the agreement. Non-refundable up-front license fees, where the Company has an ongoing involvement or performance obligation, are recorded as deferred revenue in the balance sheet and amortized into license fees in the statement of operations over the term of the performance obligation

Revenues derived from reimbursements of costs associated with the development of Macugen are recorded in compliance with EITF Issue 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent” (“EITF 99-19”), and EITF Issue 01-14, “Income Statement Characterization of Reimbursements Received For “Out-of-Pocket” Expenses Incurred” (“EITF 01-14”). According to the criteria established by these EITF Issues, in transactions where the Company acts as a principal, with discretion to choose suppliers, bears credit risk and performs part of the services required in the transaction, the Company has met the criteria to record revenue for the gross amount of the reimbursements.

Research and Development Costs

Research and development costs are expensed as incurred.

Inventory

Inventory is stated at the lower of cost or market value. Inventory is comprised of three components; raw materials, which are purchased directly by the Company, work in process, which is Macugen’s active pharmaceutical ingredient (API) where title has transferred from our contract manufacturer to the Company, and finished goods, which is packaged product ready for commercial sale. Prior to FDA approval of Macugen in December 2004, the Company purchased raw materials and manufactured API, the costs of which were expensed as research and development. Accordingly, cost of goods sold for the three months ended March 31, 2005 does not include costs associated with the manufacture of the API component of Macugen. There were no finished goods produced before the FDA approval.

The major classes of inventory were as follows:

	March 31,	March 31,
Inventory	2005	2004
Raw materials	$719	$—
Work-in-progress	1,753	—
Finished goods	4,074	—

Total inventory	$6,546	$—

Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” (“SFAS No. 148”). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, “Accounting for

Stock-Based Compensation” (“SFAS No. 123”). The Company adopted the disclosure requirements of SFAS No. 148 effective December 31, 2002. As allowed by SFAS No.123, the Company has elected to continue to apply the intrinsic value-based method of accounting prescribed in APB No. 25 and, accordingly, does not recognize compensation expense for stock option grants made at an exercise price equal to or in excess of the fair market value of the stock at the date of grant.

Had compensation cost for the Company’s outstanding employee stock options been determined based on the fair value at the grant dates for those options consistent with SFAS No. 123, the Company’s net loss and basic and diluted net loss per share, would have been changed to the following pro forma amounts:

	Three Months Ended
	March 31,
	2005	2004
Net loss attributable to common stockholders, as reported	$(15,389)	$(15,828)
Add: Non-cash employee compensation as reported	4,146	1,946
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(5,051)	(1,778)

SFAS No. 123 pro forma net loss	$(16,294)	$(15,660)

Basic and diluted loss attributable to common stockholders per share, as reported	$(0.36)	$0.57)

Basic and diluted loss attributable to common stockholders per share, SFAS No. 123 pro forma	$(0.39)	$(0.60)

Unaudited pro forma basic and diluted net loss attributable to common stockholders per share SFAS No. 123 pro forma	N/A	$(0.46)

SFAS No. 123 pro forma information regarding net loss is required by SFAS No.123, and has been determined as if the Company had accounted for its stock-based employee compensation under the fair value method prescribed in SFAS No.123. The fair value of the options prior to completion of the Company’s initial public offering was estimated at the date of grant using the minimum value pricing model. Upon completion of the initial public offering in February 2004, the Company began using the Black-Scholes model to estimate fair value. The following assumptions were utilized for the calculations during each period:

	Three Months Ended
	March 31,
	2005	2004
Risk-free interest rate	4.39%	3.86%
Dividend yield	0%	0%
Expected life	6.25 years	5 years
Volatility	72%	76%

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. Pro forma compensation related to stock option grants is expensed over their respective vesting periods.

The Company accounts for options issued to non-employees under SFAS No.123 and EITF Issue 96-18, “Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in

Conjunction with Selling Goods or Services”. As such, the value of such unvested options is periodically re-measured and income or expense is recognized during their vesting terms.

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

Recently Issued Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of FASB Statement No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation”. SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and amends SFAS No. 95, “Statement of Cash Flows” (“SFAS No. 95”). Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be allowable.

SFAS No. 123(R) must be adopted no later than the beginning of the first fiscal year beginning after June 15, 2005, which in the case of the Company is January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company is evaluating whether to adopt SFAS No. 123(R) prior to January 1, 2006. The Company expects to adopt the “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share as disclosed above in “Stock Based Compensation.”

3. Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share” (“SFAS No.128”). Under the provisions of SFAS No. 128, basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Common equivalent shares consist of the incremental common shares issuable upon the conversion of preferred stock, shares issuable upon the exercise of stock options and the conversion of preferred stock upon the exercise of warrants. Diluted EPS is identical to Basic EPS since common equivalent shares are excluded from the calculation, as their effect is anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share for the three-month periods ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Net loss	$(15,389)	$(15,012)
Preferred stock accretion	—	(816)

Net loss attributable to common stockholders	$(15,389)	$(15,828)

Basic
Weighted average shares of common stock outstanding	42,370	27,530
Less: weighted average shares subject to repurchase	(170)	—

Weighted average shares used in computing basic net loss per share	42,200	27,530

Basic net loss per share	$(0.36)	$(0.57)

Diluted
Shares used in computing basic net loss per share	42,200	27,530
Add: weighted average of dilutive securities	—	—

Shares used in computing diluted net loss per share	42,200	27,530

Diluted net loss per share	$(0.36)	$(0.57)

Pro forma:
Net loss to common stockholders		$(15,012)
Preferred stock accretion		(816)

Net loss		$(15,828)

Shares used to compute basic net loss per share		27,530
Pro forma adjustment to reflect the weighted-average effect of assumed conversion of convertible preferred stock		8,302

Shares used in computing pro forma basic net loss per share		35,832

Pro forma basic net loss per share		$(0.44)

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

	Three Months Ended
	March 31,
	2005	2004
Preferred stock	—	8,253
Options	5,270	5,717
Warrants	—	1,846

	5,270	15,815

4. Comprehensive Loss

Comprehensive losses are primarily comprised of net losses and unrealized gains and losses on available for sales securities. Comprehensive losses for the three months ended March 31, 2005 and 2004 are detailed below.

	Three Months Ended
	March 31,
	2005	2004
Net Loss	$(15,389)	$(15,012)
Unrealized gain (loss) on available for sale securities	(219)	35

Comprehensive loss	$(15,608)	$(14,976)

5. Pfizer Collaboration

In December 2002, Pfizer and the Company entered into several concurrent agreements to jointly develop and commercialize Macugen. Under the terms of the agreement, which became effective February 3, 2003 when government approval was obtained, Pfizer made initial payments of $100 million which included the purchase of 2,747,253 shares of the Company’s Series D preferred stock for $24.7 million , net of issuance costs and a $75 million initial license fee which is being amortized over the expected term of the agreement (estimated at 15 years). In addition, Pfizer agreed to purchase from the Company, up to an additional $25 million of the Company’s capital stock at the then current market price upon the completion of certain events. Such $25 million of capital stock was purchased from the Company as follows: in February 2004, Pfizer purchased approximately $10 million of common stock (476,190 shares of common stock) at $21.00 per share in connection with the Company’s initial public offering and, in February 2005, Pfizer purchased $15 million of common stock (344,000 shares of common stock) at approximately $43.60 per share in connection with the approval of Macugen in the United States.

During 2004, the Company received an additional $15.5 million in license fees based on regulatory filings in the United States and European Union and in 2005 received $90 million in connection with the FDA approval of Macugen. These license fees are being amortized on a straight line basis over the remaining expected term of the agreement (currently estimated at approximately 13 years).

Based on the achievement of certain specified worldwide regulatory submission and approvals, the Company would be eligible to receive up to an additional $90 million in license payments. The Company also has the potential to receive up to an additional $450 million in milestone payments, which are contingent upon successful commercialization of Macugen and which are based on attainment of agreed-upon sales levels. Pfizer may terminate the collaboration relationship upon six to twelve months’ prior notice, depending on when such notice is given.

Following commercial launch in January 2005, Macugen is being co-promoted by the Company and Pfizer in the United States where the Company has an ophthalmology sales force, maintains the inventory and records as revenue all United States product sales. The Company and Pfizer will share in profits and losses from the sale of Macugen products in the United States. Outside the United States, Pfizer will market the product exclusively under a license, in connection with which the Company will be entitled to receive royalty income.

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

Overview

We are a biopharmaceutical company that specializes in the development and commercialization of novel therapeutics to treat diseases of the eye. We commenced operations in April 2000. Since our inception, we have generated significant losses. As of March 31, 2005, we had an accumulated deficit of $254.2 million.

In December 2002, we entered into agreements with Pfizer to jointly develop and commercialize Macugen. Macugen is the first and only FDA-approved therapy for the treatment of all types of neovascular AMD, without angiographic or demographic restrictions. We believe Macugen is a novel treatment that targets the underlying cause of the disease. We began selling Macugen in the United States in January 2005, after receiving approval from the FDA to market Macugen for the treatment of neovascular AMD including all lesion subtypes and sizes in December 2004. We sell Macugen primarily to distributors, who, in turn, sell to physicians, a limited number of specialty pharmacy providers and federal government buying groups.

We have a dedicated sales force promoting Macugen to our target audience, which comprises approximately 2,000 specialists that treat retinal disease in the United States. Our sales team consists of 60 people, covering sales, sales management, reimbursement issues and education of doctors. In addition, Pfizer has dedicated over 160 sales representatives to detail Macugen, targeting both general ophthalmologists and the retinal specialists.

We estimate that a large percentage of the cost of Macugen will be covered through Medicare plans. Medicare carriers of all 50 states have confirmed Macugen reimbursement, according to the FDA label, without restrictions. Additionally, CMS has determined that effective as of January 1, 2005, the allowable reimbursement for Macugen will be the manufacturer’s average sales price plus 6%.

We began recording revenues from the sale of Macugen starting in mid-January 2005 subsequent to its launch in the United States. In addition, a portion of our revenues as of March 31, 2005 has been generated from amortization of the non-refundable, license payments that we have received from Pfizer and reimbursement to us by Pfizer of a portion of the ongoing development costs for Macugen.

Under the terms of our collaboration agreements with Pfizer, Pfizer has funded and is obligated to continue to fund a majority of the ongoing development costs incurred pursuant to an agreed upon development plan covering the development of Macugen for AMD, DME, RVO and other agreed upon ophthalmic indications. Our agreements provide that we will co-promote Macugen with Pfizer in the United States through Pfizer’s and our own sales forces, and that we will maintain the inventory and record as revenue all United States product sales. We and Pfizer will share in profits and losses from the sale of Macugen in the United States. Outside the United States, subject to regulatory approval, Pfizer will market the product under an exclusive license, for which we would be entitled to receive royalty payments based on net sales.

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

Outside the United States, Pfizer is responsible for seeking regulatory approvals of Macugen. Pfizer has filed new drug applications for Macugen with the European Medicines Evaluation Agency, which covers 25 countries, and an additional nine countries. In July 2004, the Pfizer-led bridging trial for the use of Macugen in the treatment of neovascular AMD began in Japan. In May 2005, we announced the approval of Macugen in Canada, to treat subfoveal choroidal neovascularization secondary to neovascular AMD.

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

In May 2004, we entered into a lease for new research and development space in Lexington, Massachusetts, that we anticipate will increase our annual facilities expenses by $1.6 million. In

November 2004, we acquired most of the assets related to an oligonucleotide manufacturing facility in Boulder, Colorado, which we plan to develop as a second-source for commercial scale production of the active pharmaceutical ingredient in Macugen. We anticipate that we will invest significantly in this development over the next 12 to 15 months. Accordingly, we will need to generate significant revenues to achieve and then maintain profitability.

Most of our expenditures to date have been for research and development activities and general and administrative expenses. Research and development expenses represent costs incurred for product acquisition, clinical trials and activities relating to regulatory filings and manufacturing development efforts. We outsource our foreign clinical trials activities to third parties to maximize efficiency and minimize our internal overhead. We also outsource our global manufacturing development, but are planning to establish internal manufacturing capacity for the active pharmaceutical ingredient in Macugen. We expense our research and development costs as they are incurred.

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

Planned and Ongoing Clinical Programs

In order to expand our pipeline of products to treat diseases of the eye with unmet medical need, we are actively pursuing a strategy to develop new drugs internally and to license or otherwise acquire rights to potential new drugs from third parties. We are also seeking to develop internally and acquire rights to alternative mechanisms for delivering ophthalmic drugs to the back of the eye. For example, since April 2004, we have had a research and collaboration agreement with Archemix that allows us to develop their current pipeline of aptamers in the field of ophthalmology. This agreement also provides us with the ability to have Archemix select new aptamers against our targets included in the research program for further development by us in ophthalmology. The following points summarize our material ongoing and planned trials and activities related to Macugen:

•	We are continuing our Phase 2/3 clinical trial studying Macugen in neovascular AMD to gain longer term safety data.

•	In the second half of 2005, we plan to start a Phase 2/3 DME clinical trial and our Phase 2 RVO clinical trial is currently enrolling patients. Both DME and RVO represent large unmet medical needs, where there is no approved pharmacological therapy.

•	During the first half of 2006, we are planning to launch a Phase 4 clinical trial which will explore the safety and efficacy of the FDA approved 0.3 mg dose of Macugen versus two additional lower doses of Macugen in patients with subfoveal, neovascular AMD. This trial will also provide subsequent information on the potential degenerative effects on the neurosensory retina and adverse effects on the corneal endothelium.

•	In the second quarter of 2005, we and Pfizer started enrolling patients in a Phase 4 combination trial with Macugen and Visudyne versus Macugen alone, to determine if patients with the predominantly classic form of AMD benefit from combination therapy.

•	We are conducting pre-clinical research on improving Macugen’s drug delivery, which if successful, may ultimately enable us to simplify the treatment for AMD patients. In addition, if extended release Macugen is ultimately successful, it may enable us to pursue the large prophylactic market for dry AMD.

•	We are conducting pre-clinical research to develop agents designed for use in combination with Macugen to enhance its efficacy in the treatment of neovascular AMD. Specifically, we are developing an aptamer which targets platelet-derived growth factor (PDGF), a protein believed important in the disease process underlying neovascular AMD.

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

     Revenue Recognition

We recognize revenue from the sale of our products, license fees earned, and reimbursements for development costs based on contractual arrangements.

We report revenue on a gross basis for product sales of Macugen in the United States. Revenue from product sales consists of sales of Macugen. We sell our product primarily to distributors, who, in turn, sell to physicians, a limited number of specialty pharmacy providers and federal government buying groups. We recognize revenue from product sales upon shipment to a distributor based on verified purchase orders. Additionally, the following must be present for a sale to be recognized:

O	The price of the sales order is fixed and determinable, and the buyer is obligated to pay us;

O	The obligation to pay is not contingent on resale of the product as the buyer has economic substance apart from us, thus we have no obligation to bring about sale of the product; and

O	The amount of returns can be reasonably estimated and collectibility is reasonably assured.

We record allowances for product returns at the time of sale, and report revenue net of such allowances. We must make significant judgments and estimates in determining these allowances. For instance, our distributors have the right to return any damaged or defective product, patent or latent, as well as any unopened product during the nine-month period beginning three months prior to the labeled expiration date and ending six months after the labeled expiration date. As a result, in calculating the allowance for product returns, we must estimate the likelihood that product sold to distributors might contain a defect and/or remain in their inventory to within three months of expiration and determine if it will be returned. We base our estimates on information from distributors, current patterns of returns, industry data and the expiration dates of product currently being shipped.

If actual results differ from our estimates, we will be required to make adjustments to these allowances in the future.

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

We receive reimbursement from Pfizer of Pfizer’s share of development costs for Macugen. In accordance with Emerging Issues Task Force (“EITF”) Issue 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, (”EITF Issue 01-14”) we report the reimbursement as revenues because among other factors, we have the primary obligation to conduct all clinical studies associated with Macugen and bear risk for selection of and payment to vendors. We record as expense the costs incurred by Pfizer for which we are contractually liable to Pfizer. In future periods we may be liable for costs incurred that do not meet the criteria to be classified as revenue. We would record these costs as expenses.

We receive reimbursement from Pfizer for a portion of the costs associated with the purchase of certain equipment related to the development of Macugen. For these items, when we receive payment from Pfizer, we record the reimbursement as deferred equipment revenue and amortize it over the equipment’s expected useful life.

During the quarters ended March 31, 2005 and 2004, we recognized $3.1 million and $1.3 million, respectively, of license fee revenue. At March 31, 2005, we classified as current deferred revenue $13.4 million related to payments for licenses and equipment. The balance of $156.8 million is classified as long-term deferred revenue on our balance sheet with a remaining amortization period of 12 years and 10 months. Effective with Macugen approval, this deferred license fee revenue will be offset by the amortization of license fees paid in connection with the acquisition of Macugen and certain manufacturing technologies, which we capitalized upon regulatory approval.

     Inventory

Inventory is stated at the lower of cost or market value. Inventory is comprised of three components; raw materials, which are purchased directly by us, work in process, which is Macugen’s active pharmaceutical ingredient (API) where title has transferred from our contract manufacturer to us and finished goods, which is packaged product ready for commercial sale. Prior to FDA approval of Macugen in December 2004, the cost of raw materials purchased by us and API manufactured were expensed as research and development. Accordingly, cost of goods sold for the three months ended March 31, 2005 does not include costs associated with the manufacture of the API component of Macugen. There were no finished goods produced before the FDA approval.

     Stock-based Compensation

Stock-based compensation charges represent the difference between the exercise price of options and restricted stock awards granted to employees and directors and the fair value of our common stock on the date of grant for financial statement purposes in accordance with Accounting Principles Board Opinion

No. 25 and its related interpretations. We recognize this compensation charge over the vesting periods of the shares issuable upon exercise of options or the lapsing of restrictions on restricted stock granted.

We recorded deferred stock-based compensation related to stock options and restricted stock awards granted to employees and directors through March 31, 2005 of $13.4 million, net of related amortization expense of $1.9 million for the quarter ended March 31, 2005. We expect to amortize $6 million of deferred stock-based compensation, with respect to stock options and restricted stock awards granted, through December 31, 2005. For periods after December 31, 2005, we will no longer be required to record deferred compensation and the related amortization expense due to the adoption of SFAS No. 123(R) which will require us to reverse any previously recorded deferred compensation, and recognize expenses currently.

     Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (“SFAS No. 123(R)”). SFAS No. 123(R) will require companies to measure all employee share-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective no later than the beginning of the first fiscal year beginning after June 15, 2005 and we will be required to implement the standard beginning January 1, 2006. We anticipate that upon adoption we will elect to use the modified prospective method of calculating expense using the Black-Scholes pricing model. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share as disclosed in our footnotes to our financial statements.

Results of Operations

Quarter Ended March 31, 2005 and 2004

Revenue. For the first quarter of 2005, total revenues were $34.6 million.

Product Sales. Gross product revenue from Macugen sales was $25.4 million, while net product revenue was $23.7 million. Gross product revenue represents shipments to our wholesale distribution network. Net product revenue represents gross product revenue less distribution service fees, estimates for allowances and returns. At March 31, 2005, we estimate that our wholesale distribution network had less than two weeks of Macugen supply on hand based on current product demand.

License Fees, Reimbursements of Development Costs and Other Revenue . Collaboration revenue of $10.3 million for the quarter ended March 31, 2005 decreased from $11.7 million for the quarter ended March 31, 2004. Revenue comprised of license fees increased by $1.9 million due to amortization of higher deferred license revenue balances. Revenue from reimbursement of research and development costs decreased by $3.3 million. This decrease was primarily due to decreased reimbursement of expenditures related to preparation of our manufacturing capabilities for the commercial launch of Macugen. We also generated other revenue of $0.5 million from the production and delivery of certain material made at our recently purchased Boulder facility. These revenues relate to acquired production contracts that existed between the party that sold us the assets and a third party. We expect that these revenues will continue through the third quarter.

Cost of Goods Sold. Product cost of goods sold was $4.7 million for the quarter ended March 31, 2005. Cost of goods sold for the first quarter of 2005 includes costs associated with the manufacture of Macugen sold, royalty expense and certain other costs. Product manufacturing costs represent almost 5% of net product revenue in 2005 and primarily resulted from converting the API used in Macugen into finished commercial product. Prior to the approval of Macugen by the FDA in December 2004, we expensed all costs associated with the manufacture of the API and certain raw materials used in the production of Macugen. Therefore, cost of goods sold for the first quarter ended March 31, 2005 does not include costs associated with the manufacture of the API component of Macugen. We had manufactured approximately 6 months of API supply prior to FDA approval in December of 2004 and estimate that the margin from product sales will decrease approximately 1% to 2% when full API cost is included. Royalty expenses under our agreements with Gilead Sciences, Isis Pharmaceuticals and Nektar Therapeutics, are included in cost of goods sold and are based on net sales. There had been no cost of goods sold recorded for the quarter ended March 31, 2004 as we did not begin to sell Macugen until the quarter ended March 31, 2005.

Research and Development Expenses. Research and development expenses were $21.3 million for the quarter ended March 31, 2005 compared to $21.9 million for the quarter ended March 31, 2004. The change in research and development expenses was primarily attributable to a $3.7 million reduction in manufacturing related costs, which prior to the approval of Macugen had been included in research and development expenses, offset by an increase of $3.0 million in expenditures related to our clinical trials for the use of Macugen in the treatment of neovascular AMD, DME and RVO. We anticipate that research and development expenses will increase as we begin to devote additional resources to research and development related projects including targets in ophthalmology and other disease areas as well as drug delivery technologies.

Sales and Marketing Expenses. Sales and marketing expenses increased to $10.4 million for the quarter ended March 31, 2005 from $3.8 million for the quarter ended March 31, 2004. The increase in sales and marketing expenses of $6.6 million was primarily related to an increase of $3.8 million in expenses relating to our sales field force which began detailing Macugen to retinal specialists during the quarter and an increase of $2.7 million of promotional and marketing expenses, which was primarily comprised of amounts payable to Pfizer for our share of total marketing expenses related to Macugen. We and Pfizer are jointly responsible for the co-promotion of Macugen within the United States. We incur and record only the expenses relating to our sales force, and Pfizer is solely responsible for expenses and costs related to its sales force. Our sales team consists of 60 people, covering sales, sales management, reimbursement issues and education of doctors. Pfizer has an ophthalmic sales force of approximately 160 sales representatives detailing Macugen by targeting both general ophthalmologists and the retinal specialists. Marketing budgets and decisions related to Macugen are jointly decided by Pfizer and us with Pfizer being responsible for paying almost all non-personnel marketing expenses. As a result, we reimburse Pfizer for its share of marketing expenses related to United States Macugen sales.

General and Administrative Expenses. General and administrative expenses increased to $5.6 million for the quarter ended March 31, 2005 from $1.6 million for the quarter ended March 31, 2004. The increase of $4 million resulted from a one-time charge of approximately $2.6 million related to an officer’s resignation and employment agreement termination in March 2005. The one-time charge is primarily non-cash compensation expense in connection with the acceleration of certain employee stock options granted to the officer. In addition, general & administrative expenses increased by $0.3 million related to increases in staff salaries, $0.5 million of increased professional fees expense related to compliance initiatives, Sarbanes-Oxley Act Section 404 implementation and $0.3 million increase in non-cash compensation expense for stock awards to employees.

Collaboration Profit Sharing. Collaboration profit sharing of $9.5 million represents Pfizer’s share of net product sales of Macugen less cost of goods sold within the United States.

Interest Income. Interest income increased to $1.7 million in the quarter ended March 31, 2005 from $0.7 million in the quarter ended March 31, 2004 as a result of higher levels of cash and marketable securities available for investment during 2005 plus a higher effective return on invested cash.

Net Loss. Net loss attributable to common stockholders decreased to $15.4 million for the quarter ended March 31, 2005 from $15.8 million in the same period of 2004. The decrease of $0.4 million in net loss was primarily due to increases of $6.6 million for costs incurred for sales and marketing expenses related to the launch and promotion of Macugen, $4.0 million of increased general & administrative expenses which includes $2.8 million of non-cash stock compensation expense. These increased costs were offset by $22.8 million in increased revenues from the launch of Macugen. Basic and diluted net loss per common share for the quarters ended March 31 was $0.36 in 2005, compared to $0.57 for the same period in 2004. Pro forma basic and diluted loss per common share for the quarter ended March 31 was $0.36 in 2005, compared to $0.44 for the same period in 2004.

Liquidity and Capital Resources

     Sources of Liquidity

Since our inception, we have financed our operations through public sales and private placements of our capital stock, the initial and subsequent license fee payments that we received from Pfizer as part of our Macugen collaboration, reimbursement of development costs from Pfizer and the receipt of interest income, and as of January 20, 2005, through product sales as well. Through March 31, 2005, we received net proceeds of $352.8 million from the issuance of shares of common stock. We have also received net proceeds from capital equipment financing of $2.4 million.

In connection with our collaboration with Pfizer, we received in 2003 a $25.0 million investment in our preferred stock and a $75.0 million initial license fee and subsequent license fee payments of $105.5 million. Pfizer purchased an additional $10 million of our common stock at the closing of our initial public offering in February 2004 and $15 million of our common stock in February 2005 in connection with the regulatory approval of Macugen. Pfizer has also agreed generally to fund a majority of the ongoing development costs incurred pursuant to an agreed development plan covering the development of Macugen for AMD, DME, RVO and other agreed upon ophthalmic indications. These obligations of Pfizer are contingent upon the achievement of milestones and are currently our only committed external source of funds.

As of March 31, 2005, we had $265.7 million in cash, cash equivalents and marketable securities. Also as of that date, we had pledged $5.9 million of restricted cash as collateral for letters of credit for certain of our leased facilities. We believe that our available cash, cash equivalents and marketable securities, together with expected license, milestone payments and reimbursements from Pfizer under our collaboration, revenues from product sales and interest income will be sufficient to fund anticipated levels of operations through at least the end of 2006. We have made certain material capital commitments regarding software implementation and contractual obligations relating to our Boulder facility expansion during the quarter ended March 31, 2005.

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

At March 31, 2005, we had deferred tax assets representing the benefit of net operating loss carryforwards, deferred license fees received, deferred rent, and certain start-up costs capitalized for tax purposes. We did not record a benefit for the deferred tax assets because realization of the benefit was uncertain, and, accordingly, a full valuation allowance is provided to offset the deferred tax asset.

Though we do not expect to be profitable by December 31, 2005, we may incur federal and state alternative minimum tax depending on certain tax laws effecting our operations that are irrespective of the net operating loss carryforwards. To date we believe there are no taxable events that meet these criteria. Accordingly, we have not recorded any provision for income taxes during the quarter ended March 31, 2005.

     Cash Flows

For the quarter ended March 31, 2005, we received net cash of $42.9 million from operating activities. This consisted primarily of a net loss for the period of $15.4 million, offset by a net decrease in deferred revenue and collaboration receivable of $82.3 million, and an increase in accounts receivable of $25.5 million. We believe that our current sales growth will result in continued increases of our accounts receivable for the next 12 months. We used $29.5 million for investing activities for the quarter ended March 31, 2005, which consisted primarily of net purchases of marketable securities. We received net cash of $15.8 million from financing activities during the quarter ended March 31, 2005, principally relating to the issuance of common stock, resulting in net proceeds, after transaction costs, of $16.8 million, offset by the purchase of treasury stock for $0.6 million and repayment of capital leases of $0.4 million.

     Funding Requirements

We expect to devote substantial resources to continue our research and development efforts and to expand our sales, marketing and manufacturing programs associated with the continued commercialization of Macugen for the treatment of neovascular AMD, other future products and other uses for Macugen. Our funding requirements will depend on numerous factors, including:

•	the success of our collaboration with Pfizer to further develop and commercialize Macugen;

•	the scope and results of our clinical trials;

•	the cost of manufacturing activities including the expansion of our Boulder facility;

•	the cost of commercialization activities, including product marketing, sales and distribution;

•	advancement of other product candidates into development;

•	potential acquisition or in-licensing of other products or technologies;

•	the timing of, extent of, and the costs involved in, obtaining additional regulatory approvals;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation; and

•	our ability to establish and maintain additional collaborative arrangements.

We believe that the key factors that will affect our internal and external sources of cash are:

•	our ability to commercially launch Macugen in the United States and to obtain marketing approval outside the United States;

•	the receptivity of the capital markets to financings by biotechnology companies;

•	the success of our other preclinical and clinical development programs;

•	our accounts receivable growth and collections cycle; and

•	our ability to enter into additional strategic collaborations with corporate and academic collaborators and the success of such collaborations.

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

Contractual Obligations

Our major outstanding contractual obligations relate to our capital leases from equipment financings, facilities leases, commitments to purchase capital assets and obligations under a number of our collaboration and alliance agreements to pay milestone payments and royalties to the other parties to these agreements.

We have summarized in the table below our fixed contractual cash obligations as of March 31, 2005.

	Payments Due by Period
		Less Than	One to	Three to	More Than
Contractual Obligations	Total	One Year	Three Years	Five Years	Five Years
Capital lease obligations, including interest	$2,528	$1,218	$1,310	$—	$—
Operating leases	78,177	4,445	10,911	10,138	52,683
Purchase obligations	1,000	1,000

Total contractual cash obligations	$81,705	6,663	12,221	10,138	52,683

Under our agreements with Gilead Sciences, Inc., Nektar Therapeutics, and Isis Pharmaceuticals, Inc., we

are obligated to make payments aggregating up to $36.3 million, of which $10.5 million has been expensed through March 31, 2005 and $13.0 million has been capitalized through March 31, 2005, upon achieving specified milestones relating to the development and regulatory approval of Macugen and to pay royalties based on net sales of Macugen. The $13.0 million capitalized at March 31, 2005 includes $3.0 million of prepaid royalties and $10.0 million which has been capitalized and will be amortized ratably over the remaining life of the agreements along with all payments made in connection with the achievement of future milestones. Future events that trigger the milestone payments include filing of a new drug application (NDA) with the FDA, making similar filings with foreign regulatory authorities, receiving marketing approval for Macugen by the FDA or similar foreign regulatory authorities and the first commercial sale of Macugen in various countries. These contingent milestone and royalty payment obligations are not included in the above table. The above table also excludes approximately $2.0 million in minimum fixed site fees payable to one of our contract manufacturers on a quarterly basis.

In January 2004, we entered into a sub-sublease arrangement for new corporate headquarters, clinical, safety and regulatory space in New York City. Our rent expense under that sub-sublease was $0.8 million in the first quarter of 2005. However, due to 2005 rent abatements, we had no cash expenditures for this property through March 31, 2005. As security for the sub-sublease, we have named the sub-landlord as beneficiary under a secured bank letter of credit in the amount of $3.0 million, which is included in restricted cash on the balance sheet.

We have not subleased our former corporate offices at 500 Seventh Avenue, New York, New York, and as a result, under generally accepted accounting principles we have assessed the recoverability of the carrying value of our lease. We have determined that the amounts due under the lease will not be recoverable, and have recorded a loss in connection with this lease. Through December 31, 2004, we have recorded a loss of $1.9 million on this facility. We will continue to re-evaluate the recoverability of this lease and may be required to record additional expense of up to $0.5 million in future periods.

We have not been able to sublease our previous laboratory space in Woburn, Massachusetts and as a result, we have been required under generally accepted accounting principles to assess the recoverability of the carrying value of our lease. We have determined that the amounts due under the lease will not be recoverable, and have recorded a loss in connection with this lease. Through December 31, 2004 we have recorded a loss of $0.8 million on this facility. We will continue to re-evaluate the recoverability of this lease and may be required to record additional expense of up to $0.3 million in future periods.

RISK FACTORS THAT MAY AFFECT RESULTS

Risks Relating to Our Business

We depend heavily on the success of our one product, Macugen, which the FDA recently approved for use in the treatment of neovascular AMD and we began selling in the United States in January 2005.

In December 2004, the FDA granted marketing approval for the use of our first product, Macugen, in the treatment of neovascular AMD. We began selling Macugen in the United States in January 2005. Our ability to continue generating product revenue in the foreseeable future will depend solely on the commercialization of Macugen. The commercial success of Macugen will depend on several factors, including the following:

•	acceptance of the product in the medical community, by patients receiving therapy and by third party payors;

•	supplying sufficient quantities of Macugen to meet market demand;

•	successfully building and sustaining manufacturing capacity to meet future demand;

•	the competitive landscape for approved and developing therapies that will compete with Macugen;

•	Macugen’s efficacy and safety profile as demonstrated in a broad patient population continuing to be consistent with that shown in clinical trials;

•	receipt of marketing approvals from non-U.S. regulatory authorities;

•	our ability to expand the indications for which we can market Macugen;

•	continued positive data from our clinical trials; and

•	implementation of our post-approval commitments to the FDA in a timely fashion.

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

Our product revenues are substantially dependent on a limited number of wholesale distributors to which we sell Macugen. Product revenues may fluctuate from quarter to quarter based on the buying patterns of these distributors.

We sell Macugen primarily to three national pharmaceutical wholesale distributors located throughout the United States: McKesson Specialty, Priority Healthcare and Besse Medical. Our reliance on this small number of wholesalers could cause our revenues to fluctuate from quarter to quarter based on the buying patterns of these wholesalers. In addition, if any of these wholesalers fail to pay us on a timely basis or at all, our financial position and results of operations could be materially adversely affected.

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

Macugen competes against two therapies for the treatment of neovascular AMD: photodynamic therapy with verteporfin, which was developed by QLT, Inc. and is marketed by Novartis AG, and thermal laser treatment. In the United States, photodynamic therapy is FDA-approved only for the predominantly classic subtype of neovascular AMD, which we estimate to represent up to 25% of the market for subfoveal neovascular AMD. In the European Union, the only approved therapy is photodynamic therapy, which is approved only for the predominantly classic and occult subtypes. In the United States, however, the Centers for Medicare & Medicaid Services implemented a decision in April 2004 to provide coverage for photodynamic therapy to patients with neovascular AMD who have occult and minimally classic lesions that are four disc areas or less in size and show evidence of recent disease progression even though the FDA has not approved photodynamic therapy for such treatment. The current therapies for the treatment of DME are thermal laser treatment and steroid treatment administered via intravitreal injection, by physicians, usually in combination with photodynamic therapy, on an off-label basis. Unless additional therapies are approved, these existing therapies would represent the principal competition for Macugen in neovascular AMD and, if Macugen is approved for DME, for DME.

Additional treatments for AMD and DME are in various stages of preclinical or clinical testing. If approved, these treatments would also compete with Macugen. Potential treatments in late stage clinical trials include drugs sponsored by a collaboration of Genentech, Inc. and Novartis, Alcon, Inc., Allergan, Inc. through its acquisition of Oculex Pharmaceuticals, Inc., Eli Lilly and Co., Bausch & Lomb Incorporated, Regeneron Pharmaceuticals, Inc., Miravant Medical Technologies, and Genaera Corporation. Some of the sponsors of these potential products have announced favorable results from Phase 1 or Phase 2 clinical trials. The Genentech/Novartis collaboration is developing an anti-VEGF humanized antibody fragment for intravitreal injection. This product candidate may be viewed as particularly competitive with Macugen because of the similarity of its mechanism of action. Preliminary results of Phase 3 clinical trials for this product candidate will likely be released this year. In addition, in November 2004, Alcon filed an NDA for approval of anecortave acetate, an angiostatic compound, for the treatment of predominately classic neovascular AMD patients and received fast track, Pilot 1 program designation. This compound features a less invasive injectable delivery and requires less frequent administration (every six months). Further, Alcon is enrolling patients in two additional Phase 3 clinical trials, one in South America and one in Europe, comparing the safety and efficacy of Alcon’s compound against placebo in patients with all subtypes of neovascular AMD. Bausch & Lomb recently received FDA approval for a device surgically implanted inside the eye which slowly releases a dose of corticosteroid for use in the treatment of chronic non-infectious uveitis. This devise is also being developed in the treatment of DME. Other laser, surgical or pharmaceutical treatments for AMD and DME may also compete against Macugen. These competitive therapies may affect product pricing even if Macugen is otherwise viewed as a preferable therapy. Future competitive products may have superior efficacy, improved safety and convenience or reduced frequency of administration compared to Macugen. Because Macugen is currently our only approved product, any product that arises with superior efficacy, improved safety and convenience or reduced frequency of administration compared to Macugen may have a material adverse affect on our business. Even the expectation that a competitive product may gain marketing approval to compete with Macugen may have a negative effect on the trading price of our common stock.

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

A key element of our strategy is to commercialize a portfolio of new drugs in addition to Macugen. We are seeking to do so through our internal research programs and through licensing or otherwise acquiring the rights to potential new drugs and drug targets for the treatment of ophthalmic and other diseases.

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

We may be unable to license or acquire suitable product candidates or products from third parties for a number of reasons. In particular, the licensing and acquisition of pharmaceutical products is a competitive area. A number of more established companies are also pursuing strategies to license or acquire products in the ophthalmic and other fields. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercial capabilities. Other factors that may prevent us from licensing or otherwise acquiring suitable product candidates include the following:

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

We currently have no operational manufacturing facilities for Macugen and a limited number of manufacturing personnel. We depend on third parties to manufacture Macugen. If these manufacturers fail to meet our requirements, our product development and commercialization efforts may be materially harmed.

We have a limited number of personnel with experience in commercial manufacturing, and we do not own or lease any facilities that currently manufacture Macugen or any component of Macugen. In November 2004, we acquired a manufacturing facility in Boulder, Colorado that we plan to develop to use as a second source of supply for the active pharmaceutical ingredient of Macugen, but that facility is not currently operational for such purpose. Accordingly, unless or until we develop or acquire manufacturing capabilities, we will depend on third parties to manufacture Macugen and any future products that we may develop.

We rely on separate single sources for the active pharmaceutical ingredient used in Macugen, the fill and finish for the finished drug product and the PEGylation reagent. While such suppliers and services providers provided similar products and services for our clinical trials and are providing services for our current commercial supply of Macugen, there is no assurance that these manufacturers will continue to meet our requirements. Other sources for these products and services could be available to us, but may be available on terms less favorable to us and may delay our manufacturing activities.

We believe we will have sufficient capacity to supply the active pharmaceutical ingredient and to manufacture Macugen to meet anticipated demand through the first quarter of 2007. In order to sustain Macugen supply at the quantities we believe will be necessary to meet anticipated future market demand, we and our contract manufacturer will need to increase the manufacturing capacity for the active pharmaceutical ingredient of Macugen. We initially intend to increase manufacturing capacity for the active pharmaceutical ingredient of Macugen at our contract manufacturing facility. We also intend to invest in appropriate infrastructure at our Boulder manufacturing facility to prepare the facility to become a second source for commercial scale production of the active pharmaceutical ingredient of Macugen.

We will also continue to explore other alternatives for increasing manufacturing capacity. We are currently working to increase the capacity for finished product manufacturing and to improve the related packaging operation. If we are unable to increase our manufacturing capacity or are delayed in doing so, we may not be able to produce Macugen in a sufficient quantity to meet future requirements to sustain supply of the product to meet anticipated future demand. In addition, the cost of increasing manufacturing capacity may be expensive. Our revenues and gross margins could be adversely affected by any inability to meet demand and the increased cost in increasing manufacturing capacity.

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

The manufacture and packaging of pharmaceutical products, such as Macugen and our future product candidates, are regulated by the FDA and similar foreign regulatory bodies and must be conducted in accordance with the FDA’s current good manufacturing practices and comparable requirements of foreign regulatory bodies. There are a limited number of manufacturers that operate under these current good manufacturing practices regulations who are both capable of manufacturing Macugen and willing to do so. Failure by us (including in connection with the development of our Boulder manufacturing facility) or our third party manufacturers to comply with applicable regulations, requirements, or guidelines could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. For example, as part of our application filed by Pfizer for the use of Macugen in the treatment of neovascular AMD in Europe, the facilities used at each stage of the manufacturing process for Macugen may go through a pre-approval inspection like that which was required by the FDA.

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

The FDA and similar foreign regulatory bodies may also implement new standards, or change their interpretation and enforcement of existing standards and requirements, for manufacture, packaging or testing of products at any time. If we are unable to comply, we may be subject to regulatory, civil actions or penalties which could significantly and adversely affect our business. For example, as a result of a post-approval commitment to the FDA to improve the control and environment for our finished drug product, we may need to change the final presentation or packaging for Macugen. Such a change may lead to an increase in cost of goods.

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

Because most persons suffering from neovascular AMD are elderly, we expect that coverage for Macugen in the United States will be primarily through the Medicare program. Although drugs that are not usually self-administered are ordinarily covered by Medicare, the Medicare program has taken the position that it can decide not to cover particular drugs if it determines that they are not “reasonable and necessary” for Medicare beneficiaries. Limitations on coverage could also be imposed at the local Medicare carrier level or by fiscal intermediaries. In February 2005, CMS determined that, effective January 1, 2005, Macugen’s Medicare reimbursement will be average sales price plus six percent. By February 28, 2005, Medicare carriers of all 50 states confirmed Macugen reimbursement, according to the FDA label, without restrictions. However, our business could be materially adversely affected if the Medicare program, local Medicare carriers or fiscal intermediaries were to subsequently make such a determination and deny or limit the reimbursement of Macugen. Our business also could be adversely affected if physicians are not reimbursed by Medicare for the cost of the procedure in which they administer Macugen on a basis satisfactory to the administering physicians. Also, if the local contractors that administer the Medicare program are slow to reimburse physicians for Macugen, the demand for Macugen may decrease and our business could be adversely affected.

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

In both the United States and some non-U.S. jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. In the United States, new legislation may be proposed at the federal and state levels that would result in significant changes to the healthcare system, either nationally or at the state level. Effective January 2004, Medicare prescription drug coverage legislation, the MMA., changed the methodology used to calculate reimbursement for drugs such as Macugen that are administered in physicians’ offices in a manner intended to reduce the amount that is subject to reimbursement. In addition, beginning in January 2006, the legislation directs the Secretary of the Department of Health and Human Services, or HHS, to contract with procurement organizations to purchase physician-administered drugs from the manufacturers and provides physicians with the option to obtain drugs through these organizations as an alternative to purchasing from the manufacturers, which some physicians may find advantageous. These changes may also cause private insurers to reduce the amounts that they will pay for physician-administered drugs. In addition, CMS, the agency within HHS that administers Medicare and is responsible for reimbursement of the cost of Macugen, has asserted the authority of Medicare not to cover particular drugs if it determines that they are not “reasonable and necessary” for Medicare beneficiaries or to cover them at a lesser rate, comparable to that for drugs already reimbursed that CMS considers to be therapeutically comparable. Further federal and state proposals and healthcare reforms are likely. Our results of operations could be materially adversely affected by the Medicare prescription drug coverage legislation, by the possible effect of this legislation on amounts that private insurers will pay and by other healthcare reforms that may be enacted or adopted in the future.

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

We depend on independent clinical investigators, contract research organizations and other third party service providers in the conduct of our ongoing clinical trials for Macugen and expect to do so with respect to other product candidates. We rely heavily on these parties for successful execution of our clinical trials, but do not control many aspects of their activities. For example, the clinical investigators are not our employees. However, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan, protocols and regulatory standards for good clinical practice for the trial. Third parties may not complete activities on schedule, or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations could delay or prevent the development and commercialization of additional indications for Macugen and future product candidates.

Regulatory Risks

If our clinical trials generate data that are not as favorable as historical data, our clinical trials are viewed as unsuccessful, or if we experience significant delays in these trials, our ability to further commercialize Macugen and our future product candidates will be impaired.

We must provide the FDA and similar foreign regulatory authorities with preclinical and clinical data that demonstrate that our product candidates are safe and effective for each target indication before they can be approved for commercial distribution. The preclinical testing and clinical trials of any product candidates that we develop must comply with regulations by numerous federal, state and local government authorities in the United States, principally the FDA, and by similar agencies in other countries. Clinical development is a long, expensive and uncertain process and is subject to delays. We may encounter delays or rejections based on our inability to enroll or keep enrolled enough patients to complete our clinical trials, especially as new competitors are approved to enter into the market. Patient enrollment depends on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites and the eligibility criteria for the study.

Although we have not to date experienced any significant delays in enrolling clinical trial patients for our ongoing clinical trials, delays in patient enrollment for future trials may result in increased costs and delays, which could have a harmful effect on our ability to develop products. For example, we are enrolling patients in a Phase 2 clinical trial for the use of Macugen in the treatment of RVO and a Phase 4 combination trial with Macugen and Visudyne versus Macugen alone. We may also commence additional clinical trials.

It may take several years to complete the testing of a product, and failure can occur at any stage of testing. For example:

•	interim results of preclinical or clinical studies are not necessarily predictive of their final results, and acceptable results in early studies might not be seen in later studies, in large part because earlier phases of studies are often conducted on smaller groups of patients than later studies, and without the same trial design features, such as randomized controls and long-term patient follow-up and analysis;

•	potential products that appear promising at early stages of development may ultimately fail for a number of reasons, including the possibility that the products may be ineffective, less effective than products of our competitors or cause harmful side effects;

•	any preclinical or clinical test may fail to produce results satisfactory to the FDA or foreign regulatory authorities;

•	preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval;

•	negative or inconclusive results from a preclinical study or clinical trial or adverse medical events during a clinical trial could cause a preclinical study or clinical trial to be repeated or a program to be terminated, even if other studies or trials relating to the program are successful;

•	the FDA can place a hold on a clinical trial if, among other reasons, it finds that patients enrolled in the trial are or would be exposed to an unreasonable and significant risk of illness or injury;

•	we may encounter delays or rejections based on changes in regulatory agency policies during the period in which we develop a drug or the period required for review of any application for regulatory agency approval;

•	our clinical trials may not demonstrate the safety and efficacy needed for our products to receive regulatory approval; and

•	our FDA-required post-marketing safety trials may identify new, more frequent, or more serious adverse events than those previously characterized, which may limit product acceptance.

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

We obtained, and received marketing approval from the FDA after, a fast track designation from the FDA for Macugen in the treatment of neovascular AMD. We also have a fast track designation from the FDA for Macugen in the treatment of DME. However, our fast track designation with respect to DME may be withdrawn by the FDA if it believes that the designation is no longer supported by data from our clinical development program. Further, we may not experience a faster development process, review or approval with respect to any application we may file with respect to the use of Macugen in the treatment of DME compared to conventional FDA procedures.

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

In addition, administration of a drug via intravitreal injection is a new method for the potentially long-term treatment of chronic eye disease. As a result, as we experienced with the FDA prior to the approval of Macugen in the United States, regulatory agencies may apply new standards for safety, manufacturing, packaging and distribution of drugs using this mode of administration. It may be time consuming or expensive for us to comply with these standards. Non-U.S. regulatory authorities may also apply new standards, which may preclude Macugen from being approved in other jurisdictions. This could also increase our commercialization costs, possibly materially.

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

We intend to have our products marketed outside the United States. In order to market our products in the European Union and many other non-U.S. jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. In the case of Macugen, Pfizer has responsibility to obtain regulatory approvals outside the United States, and we depend on Pfizer to obtain these approvals. Pfizer has filed new drug applications for Macugen with the European Medicines Evaluation Agency, which covers 25 countries, and with an additional nine countries. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We and our collaborators may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market. The failure to obtain these approvals could materially adversely affect our business, financial condition and results of operations.

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

Sales of Macugen in the United States are currently our only source of product revenue. We have a limited operating history and began selling Macugen in the United States in January 2005. To date, we have focused primarily on the development of Macugen, preparation for its commercialization, and its commercial launch. We began operations in 2000, and we have not been profitable in any quarter since inception. As of March 31, 2005, we had an accumulated deficit of approximately $254.2 million. We expect to increase our spending significantly as we continue to expand our infrastructure, development programs and commercialization activities. As a result, we will need to generate significant revenues to pay these costs and achieve profitability. We do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to generate revenues from the sale of our products and from our existing and potential future collaborations.

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

We currently believe that our available cash, cash equivalents and marketable securities, expected milestone payments and reimbursements from Pfizer under our collaboration and interest income will be sufficient to fund our anticipated levels of operations for at least 12 months. However, our future capital requirements will depend on many factors, including:

•	the success of our collaboration with Pfizer to commercialize and further develop Macugen;

•	the scope and results of our clinical trials;

•	the cost of manufacturing activities including the expansion of our Boulder facility;

•	the cost of commercialization activities, including product marketing, sales and distribution;

•	advancement of other product candidates into development;

•	potential acquisition or in-licensing of other products or technologies;

•	the timing of, extent of, and the costs involved in, obtaining regulatory approvals;

•	the cost of manufacturing activities;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation; and

•	our ability to establish and maintain additional collaborative arrangements.

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

Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 39% of our capital stock as of March 1, 2005. As a result, if these stockholders were to choose to act together, they would be able to substantially influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Our stock price is volatile. From our initial public offering in January 2004 through May 10, 2005, the trading price of our common stock has ranged from $21.75 to $49.12 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above their respective purchase prices. The market price for our common stock may be influenced by many factors, including:

•	failure of Macugen or any of our product candidates, if approved, to achieve commercial success;

•	results of our clinical trials or those of our competitors;

•	the regulatory status of Macugen and our other potential products;

•	the regulatory status of potentially competitive products;

•	developments concerning our collaborators, including Pfizer;

•	regulatory developments in, and outside of, the United States;

•	developments or disputes concerning patents or other proprietary rights;

•	our ability to manufacture products to commercial standards;

•	public concern over our products;

•	litigation;

•	the departure of key personnel;

•	future sales of our common stock;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	investors’ perceptions of us; and

•	general economic, industry and market conditions.

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

We have registered approximately 9,543,000 shares of common stock that are authorized for issuance under our stock plans. As of March 31, 2005, 5,270,250 shares were subject to outstanding options and 242,042 outstanding restricted stock grants, 1,442,750 of which were vested. Of the outstanding options, options for 2,586,994 shares were immediately exercisable, but we had the right to repurchase at the initial exercise price all but 1,177,754 of the shares issuable upon exercise of these options. Because they are registered, the shares authorized for issuance under our stock plans can be freely sold in the public market upon issuance, subject to our repurchase rights and the restrictions imposed on our affiliates under Rule 144.

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

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, these officers have concluded that, as of March 31, 2005, our disclosure controls and procedures were effective to ensure that material information relating to us required to be included in our reports filed under the Exchange Act would be made known to them by others.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

In February 2005, we issued in a private placement 344,000 shares of our common stock to an affiliate of Pfizer Inc. at a per share price of approximately $43.60 for total proceeds of $15.0 million in connection with the approval by the FDA of Macugen for the treatment of neovascular AMD.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.	Description
10.1	Consulting Agreement, dated as of April 7, 2005, by and between the Registrant and Marty Glick
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Rule 1350 Certification of Chief Executive Officer
32.2	Rule 1350 Certification of Chief Financial Officer

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

EYETECH PHARMACEUTICALS, INC.
(Registrant)

Dated: May 16, 2005
	By:	/s/ DAVID R. GUYER

David R. Guyer, M.D.
Chief Executive Officer

	By:	/s/ CHRISTOPHER CARROLL

Christopher Carroll
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Consulting Agreement, dated as of April 7, 2005, by and between the Registrant and Marty Glick
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Rule 1350 Certification of Chief Executive Officer
32.2	Rule 1350 Certification of Chief Financial Officer