Form 10-Q
period 2005-06-30
EYETECH PHARMACEUTICALS INC
filed 2005-08-15
CIK 1115285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of registrant’s common stock outstanding on August 3, 2005 was 44,995,659.

PART I — FINANCIAL INFORMATION
EYETECH PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
(in thousands, except par value and shares)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$74,376	$40,780
Marketable securities	189,268	170,715
Accounts receivable, net of allowances	55,109	—
Collaboration receivable	166	91,966
Inventory	9,131	—
Prepaid expenses and other current assets	6,358	7,868

Total current assets	334,408	311,329
Property and equipment, net	22,372	17,817
Restricted cash	5,927	5,927
Other assets	10,774	4,386

Total assets	$373,481	$339,459

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$31,874	$25,103
Collaboration profit share payable	28,221	—
Deferred revenue, current portion	19,421	13,693
Capital lease obligations, current portion	1,421	1,460
Deferred rent liability, current portion	1,000	1,038

Total current liabilities	81,937	41,294
Deferred revenue, net of current portion	153,175	159,706
Capital lease obligations, net of current portion	550	1,254
Deferred rent liability, net of current portion	7,406	6,067

Stockholders’ equity:
Preferred stock $.01 par value; 5,000,000 shares authorized, none issued and outstanding at June 30, 2005 and December 31, 2004	—	—
Common stock $.01 par value; 125,000,000 shares authorized; 45,290,793 issued and 44,851,764 outstanding at June 30, 2005; 42,329,499 issued and 41,904,499 outstanding at December 31, 2004	453	423

Additional paid-in capital	423,129	382,177
Deferred compensation	(30,466)	(11,817)
Treasury stock, at cost	(854)	(255)
Accumulated other comprehensive income	(576)	(573)
Accumulated deficit	(261,273)	(238,817)

Total stockholders’ equity	130,413	131,138

Total liabilities and stockholders’ equity	$373,481	$339,459

See accompanying notes.

EYETECH PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
Revenue:
Gross product revenue	$49,667	$—	$75,075	$—
Less: Distribution service fees, allowances, and returns	(2,681)	—	(4,422)	—

Net product revenue	46,986	—	70,653	—
License fees	3,060	1,250	6,147	2,500
Reimbursement of development costs	6,823	11,300	14,070	21,762
Other revenue	265	—	815	—

Total revenue	57,134	12,550	91,685	24,262

Operating expenses:
Cost of goods sold	9,780	—	14,517	—
Research and development	22,018	33,914	43,340	55,844
Sales and marketing	11,922	6,178	22,361	9,977
Collaboration profit sharing	18,756	—	28,221	—
General and administrative	3,560	4,319	9,168	5,962

Total operating expenses	66,036	44,411	117,607	71,783

Loss from operations	(8,902)	(31,861)	(25,922)	(47,521)
Interest income	1,897	877	3,592	1,572
Interest expense	(63)	(38)	(126)	(84)

Net loss	(7,068)	(31,022)	(22,456)	(46,033)
Preferred stock accretion	—	—	—	(816)

Net loss attributable to common stockholders	(7,068)	(31,022)	(22,456)	(46,849)

Basic and diluted net loss attributable to common stockholders per share	$(0.16)	$(0.77)	$(0.53)	$(1.38)

Weighted average shares outstanding — basic and diluted	42,991	40,389	42,680	33,960

Pro forma basic and diluted net loss per share attributable to common stockholders				$(1.23)

Weighted average shares outstanding — pro forma basic and diluted				38,123

See accompanying notes.

EYETECH PHARMACEUTICALS INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2005	2004
Operating activities
Net loss	$(22,456)	$(46,033)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,022	863
Noncash stock-based compensation	4,939	4,924
Loss on disposal of assets	7	153
(Gain) loss on sale of marketable securities	(2)	32
Changes in operating assets and liabilities:
Collaboration receivable	91,800	806
Accounts receivable	(55,109)	—
Prepaid expenses and other current assets	1,569	(2,018)
Inventory	(9,131)	—
Other assets	(6,388)	(149)
Accounts payable and accrued expenses and collaboration profit sharing payable	34,994	8,934
Deferred revenue	(803)	(433)
Other liabilities	1,301	2,627

Net cash provided by (used in) operating activities	42,743	(30,294)
Investing activities
Purchases of property and equipment	(6,584)	(3,523)
Purchase of marketable securities	(1,140,291)	(2,302,664)
Proceeds from sale and maturities of marketable securities	1,121,735	2,234,896
Increase in restricted cash	—	(303)
Repayment of loan to stockholders	—	101
Interest receivable	(59)	(493)

Net cash used in investing activities	(25,199)	(71,986)
Financing activities
Proceeds from issuance of common stock, net	14,993	154,707
Proceeds from exercise of stock options	2,401	—
Proceeds from issuance of redeemable convertible preferred stock and warrants, net	—	2,640
Purchase of treasury stock	(599)	—
Repayment of capital leases	(743)	(301)

Net cash provided by financing activities	16,052	157,046

Net increase in cash and cash equivalents	33,596	54,766
Cash and cash equivalents at beginning of period	40,780	25,014

Cash and cash equivalents at end of period	$74,376	$79,780

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$126	$38

Issuance of redeemable preferred stock on conditional exercise of warrants	$—	$501

Conversion of redeemable and convertible preferred stock to common stock	$—	$189,614

Expenses in connection with initial public offering of common stock reclassified to additional paid in capital	$—	$1,701

See accompanying notes.

EYETECH PHARMACEUTICALS, INC.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Quarterly Report on Form 10-Q. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented.
The results of operations for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2005. These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission.
Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At June 30, 2005, the Company had substantially all of its cash and cash equivalents deposited with one financial institution.
Marketable Securities
Marketable securities are classified as “available-for-sale” and are carried at market value with unrealized gains and losses reported as other comprehensive income or loss, which is a separate component of stockholders’ equity.

Restricted Cash
Restricted cash of $5.9 million at June 30, 2005 and December 31, 2004 collateralizes $5.9 million of outstanding letters of credit associated with the leases of the Company’s office and laboratory facilities. The funds are invested in certificates of deposit.
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

The Company uses revenue recognition criteria outlined in Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” and EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Accordingly, revenues from licensing agreements are recognized based on the performance requirements of the agreement. Non-refundable license fees, where the Company has an ongoing involvement or performance obligation, are recorded as deferred revenue in the balance sheet and amortized into license fees in the statement of operations over the term of the performance obligation.
Revenues derived from reimbursements of costs associated with the development of Macugen are recorded in compliance with EITF Issue 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent” (“EITF 99-19”), and EITF Issue 01-14, “Income Statement Characterization of Reimbursements Received For ‘Out-of-Pocket’ Expenses Incurred” (“EITF 01-14”). According to the criteria established by these EITF Issues, in transactions where the Company acts as a principal, with discretion to choose suppliers, bears credit risk and performs part of the services required in the transaction, the Company has met the criteria to record revenue for the gross amount of the reimbursements.
Research and Development Costs
Research and development costs are expensed as incurred.
Inventory
Inventory is stated at the lower of cost or market value. Inventory is comprised of three components: raw materials, which are purchased directly by the Company; work in process, which is primarily Macugen’s active pharmaceutical ingredient (API) where title has transferred from our contract manufacturer to the Company; and finished goods, which is packaged product ready for commercial sale. Prior to FDA approval of Macugen in December 2004, the Company purchased raw materials and manufactured API, the costs of which were expensed as research and development. Accordingly, cost of goods sold for the three and six months ended June 30, 2005 does not include costs associated with the manufacture of the API component of Macugen. There were no finished goods produced before the FDA approval.
The major classes of inventory were as follows (in thousands):

	June 30,	June 30,
Inventory	2005	2004
Raw materials	$1,685	$—
Work-in-progress	3,203	—
Finished goods	4,243	—

Total inventory	$9,131	$—

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
During the second quarter of 2005, the Company broadly issued restricted stock awards to officers, employees and board members to encourage performance and retention. Under this program, the Company issued 1,481,611 restricted shares that have a purchase price of $0.01 per share and a grant date fair value of $12.78 per share. The right to sell the shares vests on the one year anniversary of the grant based upon continued employment. Additionally, the restricted shares were granted with a change in control provision whereby the shares would become 100% vested upon the occurrence of a change in control event, as that term is defined under the Company’s 2003 Equity Compensation Plan. Pursuant to APB 25, the Company will record compensation expense for the grant date fair value of the award on a straight-line basis over the vesting period.
During the second quarter of 2005, the Company accelerated the vesting of unvested stock options previously awarded to employees and officers under its stock option plans which had exercise prices greater than $22.44, which was two times the closing price of the stock on June 15, 2005. Unvested options to purchase approximately 3 million shares became fully vested and exercisable as a result of the vesting acceleration. The purpose of the accelerated vesting was to enable the Company to minimize the compensation expense associated with these options in future periods, upon adoption of SFAS 123R (Share-Based Payment) in January 2006. The pretax charge to the income statement that will be avoided in future periods amounts to approximately $54 million, of which $17 million would have been incurred during 2006. The effect of the acceleration on June 28, 2005, caused pro-forma stock-based compensation expense to increase for the quarter ended June 30, 2005 over the corresponding 2004 by approximately $57 million pretax.
Had compensation cost for the Company’s outstanding employee stock options been determined based on the fair value at the grant dates for those options consistent with SFAS No. 123, the Company’s net loss and basic and diluted net loss per share, would have been changed to the following pro forma amounts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss attributable to common stockholders, as reported	$(7,068)	$(31,022)	$(22,456)	$(46,849)
Add: Non-cash employee compensation as reported	1,463	1,649	5,609	2,790
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(59,543)	(2,759)	(64,639)	(4,539)

SFAS 123 pro forma loss	$(65,148)	$(32,132)	$(81,486)	$(48,598)

Basic and diluted loss attributable to common stockholders per share, as reported	$(0.16)	$(0.77)	$(0.53)	$(1.38)

Basic and diluted loss attributable to common stockholders per share, SFAS 123 pro forma	$(1.52)	$(0.80)	$(1.91)	$(1.43)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Risk-free interest rate	4.1% - 4.34%	3.8% - 4.75	4.1% - 4.96%	3.9% - 4.75
Dividend yield	0%	0%	0%	0%
Expected life	6.25 years	5 years	6.25 years	5 years
Volatility	77%	76%	74%	74%
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
Recently Issued Accounting Pronouncements
On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and amends SFAS No. 95, “Statement of Cash Flows” (“SFAS No. 95”). Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be allowable.
SFAS No. 123(R) must be adopted no later than January 1, 2006. Early adoption is permitted in periods in which financial statements have not yet been issued. The Company has decided not to adopt SFAS No. 123(R) prior to January 1, 2006. The Company expects to adopt the “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.
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
The following table sets forth the computation of basic and diluted net loss per share for the three-month and six-month periods ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Net Loss	$(7,068)	$(31,022)	$(22,456)	$(46,033)
Preferred stock accretion	—	—	—	(816)

Numerator for basic and diluted net loss attributable to common stockholders per share — net loss attributable to common stockholders	$(7,068)	$(31,022)	$(22,456)	$(46,849)

Denominator:
Denominator for basic and dilutive net loss attributable to common stockholders per share — weighted-average shares	42,991	40,389	42,680	33,960

Basic and diluted net loss attributable to common stockholders per share	$(0.16)	$(0.77)	$(0.53)	$(1.38)

Denominator for unaudited pro forma basic and diluted net loss attributable to common stockholders per share — weighted average shares	42,991	40,389	42,680	38,123

Unaudited pro forma basic and diluted net loss attributable to common stockholders per share	$(0.16)	$(0.77)	$(0.53)	$(1.23)

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
The following table shows dilutive common share equivalents outstanding on a weighted average basis, which are not included in the above historical calculations, as the effect of their inclusion is anti-dilutive during each period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Preferred Stock	—	—	—	4,163
Options	5,117	6,064	5,268	6,064
Warrants	—	—	—	923

	5,117	6,064	5,268	11,150

4. Comprehensive Loss
Comprehensive losses are primarily comprised of net losses and unrealized gains and losses on available for sales securities. Comprehensive losses for the three months and six months ended June 30, 2005 and 2004 are detailed below (in thousands).
)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss	$(7,068)	$(31,022)	$(22,456)	$(46,033)
Unrealized gain (loss) on available for sale securities	216	(725)	(4)	(690)

Comprehensive loss	$(6,852)	$(31,747)	$(22,460)	$(46,723)

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
6. Termination Benefits
On June 28, 2005, the Company notified 25 employees that their employment would be involuntarily terminated as part of a strategic workforce restructuring. As a result at June 30, the Company recorded a charge of $1.5 million for termination benefits, primarily severance payments, in connection with the restructuring. Costs associated with this charge have been recorded in the profit and loss line items where expenses for the affected employees are customarily expensed. All employees affected by this reduction were off payroll by mid-July 2005. This liability will be settled during the third quarter of 2005.

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
Overview
We are a biopharmaceutical company that specializes in the development and commercialization of novel therapeutics to treat diseases of the eye. We commenced operations in April 2000. Since our inception, we have generated significant losses. As of June 30, 2005, we had an accumulated deficit of $261.3 million.
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
We began recording revenues from the sale of Macugen starting in mid-January 2005 subsequent to its launch in the United States. In addition, a portion of our revenues as of June 30, 2005 has been generated from amortization of the non-refundable, license payments that we have received from Pfizer and reimbursement to us by Pfizer of a portion of the ongoing development costs for Macugen.
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
Outside the United States, Pfizer is responsible for seeking regulatory approvals of Macugen. Pfizer has filed and has pending new drug applications for Macugen with the European Medicines Evaluation Agency, which covers 25 countries, and an additional eight countries. In July 2004, the Pfizer-led bridging trial for the use of Macugen in the treatment of neovascular AMD began in Japan. In May 2005, we announced the approval of Macugen in Canada, to treat subfoveal choroidal neovascularization secondary to neovascular AMD and approval of Macugen in Brazil to treat neovascular AMD.
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
In May 2004, we entered into a lease for new research and development space in Lexington, Massachusetts, that we estimate will increase our annual facilities expenses by approximately $1.6 million. In November 2004, we acquired most of the assets related to an oligonucleotide manufacturing facility in Boulder, Colorado, which we plan to develop as a second-source for commercial scale production of the active pharmaceutical ingredient in Macugen. We anticipate that we will invest significantly in this development over the next 12 to 15 months. Accordingly, we will need to generate significant revenues to achieve and then maintain profitability.
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
On June 28, 2005, we notified 25 employees that their employment would be involuntarily terminated as part of a strategic workforce restructuring. As a result, at June 30, 2005 we recorded a charge of $1.5 million for termination benefits consisting primarily of severance payments. All employees affected by this reduction were off payroll by mid-July 2005. We anticipate that this restructuring will result in annual savings of $3.5 to $4.0 million.
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
We receive reimbursement from Pfizer of Pfizer’s share of development costs for Macugen. In accordance with EITF Issue 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent” (“EITF 99-19”) and EITF Issue 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, (“EITF 01-14”) we report the reimbursement as revenues because among other factors, we have the primary obligation to conduct all clinical studies associated with Macugen and bear risk for selection of and payment to vendors. We record as expense the costs incurred by Pfizer for which we are contractually liable to Pfizer. In future periods we may be liable for costs incurred that do not meet the criteria to be classified as revenue. We would record these costs as expenses.
We receive reimbursement from Pfizer for a portion of the costs associated with the purchase of certain equipment related to the development of Macugen. For these items, when we receive payment from Pfizer, we record the reimbursement as deferred equipment revenue and amortize it over the equipment’s expected useful life.
During the quarters ended June 30, 2005 and 2004, we recognized $3.1 million and $1.3 million, respectively, of license fee revenue. At June 30, 2005, we classified as current deferred revenue $13.4 million related to payments for licenses and equipment. The balance of $153.2 million is classified as long-term deferred revenue on our balance sheet with a remaining amortization period of 12 years and 7 months. Effective with Macugen approval, earnings will be mitigated by the amortization of license fees paid in connection with the acquisition of Macugen and certain manufacturing technologies, which we capitalized upon regulatory approval.
Inventory
Inventory is stated at the lower of cost or market value. Inventory is comprised of three components; raw materials, which are purchased directly by us, work in process, which is primarily Macugen’s active pharmaceutical ingredient (API) where title has transferred from our contract manufacturer to us and finished goods, which is packaged product ready for commercial sale. Prior to FDA approval of Macugen in December 2004, the cost of raw materials purchased by us and API manufactured were expensed as research and development. Accordingly, cost of goods sold for the three months and six months ended June 30, 2005 does not include costs associated with the manufacture of the API component of Macugen. There were no finished goods produced before the FDA approval.
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

We recorded deferred stock-based compensation related to stock options and restricted stock awards granted to employees and directors through June 30, 2005 of $30.5 million, which included an increase of $18.9 million related to restricted stock granted in June 2005, net of forfeitures of $0.4 million and related amortization expense of $1.5 million for the quarter ended June 30, 2005. Through December 31, 2005 we expect to amortize $12.1 million of deferred stock-based compensation, with respect to stock options and restricted stock awards granted. For periods after December 31, 2005, we will no longer be required to record deferred compensation and the related amortization expense due to the adoption of SFAS No. 123(R) which will require us to reverse any previously recorded deferred compensation, and recognize expenses in the period they are incurred.
Accounting Pronouncements
On December 16, 2004, the Financial FASB issued SFAS No. 123(R). SFAS No. 123(R) will require companies to measure all employee share-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning January 1, 2006. We anticipate that upon adoption we will elect to use the modified prospective method of calculating expense using the Black-Scholes pricing model. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share as disclosed in our footnotes to our financial statements.
Results of Operations
Quarters Ended June 30, 2005 and 2004
Revenue. For the quarter ended June 30, 2005, total revenues were $57.1 million.
Product Sales. Gross product revenue from Macugen sales was $49.7 million, while net product revenue was $47.0 million. Gross product revenue represents shipments to our wholesale distribution network. Net product revenue represents gross product revenue less distribution service fees and estimates for allowances and returns of $2.7 million. At June 30, 2005, we estimate that our wholesale distribution network had less than two weeks of Macugen supply on hand based on current product demand.
License Fees, Reimbursements of Development Costs and Other Revenue . Collaboration revenue of $9.9 million for the quarter ended June 30, 2005 decreased from $12.6 million for the quarter ended June 30, 2004. Revenue comprised of license fees increased by $1.8 million due to amortization of higher deferred license revenue balances. Revenue from reimbursement of research and development costs decreased by $4.5 million. This decrease was primarily due to decreased reimbursement of expenditures related to preparation of our manufacturing capabilities for the commercial launch of Macugen.
Cost of Goods Sold. Product cost of goods sold was $9.8 million for the quarter ended June 30, 2005. Cost of goods sold for the first quarter of 2005 includes costs associated with the manufacture of Macugen sold, royalty expense and certain other costs. Product manufacturing costs represent almost 5% of net product revenue in 2005 and primarily resulted from converting the API used in Macugen into finished commercial product. Prior to the approval of Macugen by the FDA in December 2004, we expensed all costs associated with the manufacture of the API and certain raw materials used in the production of Macugen. Therefore, cost of goods sold for the quarter ended June 30, 2005 does not include costs associated with the manufacture of the Active Pharmaceutical Ingredient (API) component of Macugen. We had manufactured approximately 6 months of API supply prior to FDA approval in December of 2004 and estimate that the margin from product sales will decrease approximately 1% to 2% when full API cost is included. Royalty expenses under our agreements with Gilead Sciences, Isis Pharmaceuticals and Nektar Therapeutics, are included in cost of goods sold and are based on net sales. There had been no cost of goods sold recorded for the quarter ended June 30, 2004 as we did not begin to sell Macugen until 2005.
Research and Development Expenses. Research and development expenses were $22.0 million for the quarter ended June 30, 2005 compared to $33.9 million for the quarter ended June 30, 2004. The change in research and development expenses was primarily attributable to a $9.2 million reduction in licensing payments made in connection with regulatory filings which were made during the second quarter of 2004, a $7.6 reduction in manufacturing related costs, which prior to the approval of Macugen had been included in research and development expenses, offset by an increase of $4.9 million in expenditures related to our clinical trials for the use of Macugen in the treatment of neovascular AMD, DME and RVO and pre-clinical development expenses related to other product candidates. We anticipate that research and development expenses will increase as we begin to devote additional resources to research and development related projects including targets in ophthalmology and other disease areas as well as drug delivery technologies.
Sales and Marketing Expenses. Sales and marketing expenses increased to $11.9 million for the quarter ended June 30, 2005 from $6.2 million for the quarter ended June 30, 2004. The increase in sales and marketing expenses of $5.7 million was primarily related to an increase of $5.4 million in expenses relating to our sales field force which began detailing Macugen to retinal specialists during the first quarter and an increase of $0.3 million of promotional and marketing expenses, which was primarily comprised of amounts payable to Pfizer for our share of total marketing expenses related to Macugen. We and Pfizer are jointly responsible for the co-promotion of Macugen within the United States. We incur and record only the expenses relating to our sales force, and Pfizer is solely responsible for expenses and costs related to its sales force. Our sales team consists of 60 people, covering sales, sales management, reimbursement issues and education of doctors. Pfizer has an ophthalmic sales force of approximately 160 sales representatives detailing Macugen by targeting both general ophthalmologists and the retinal specialists. Marketing budgets and decisions related to Macugen are jointly decided by Pfizer and us with Pfizer being responsible for paying almost all non-personnel marketing expenses. As a result, we reimburse Pfizer for its share of marketing expenses related to United States Macugen sales.
General and Administrative Expenses. General and administrative expenses decreased to $3.6 million for the quarter ended June 30, 2005 from $4.3 million for the quarter ended June 30, 2004. The decrease of $0.7 million is attributable to lower expenses during the quarter as compared to the year earlier period which included $2.4 million of expenses related to our secondary offering of common stock and a charge-off of expenses related to the sub-lease of our former corporate headquarters. Excluding these one time expenses in the prior year, our general & administrative expenses increased during the quarter by $1.7 million related primarily to a $1.2 million increase in costs incurred as a public and commercial company that include compliance, insurance and Sarbanes-Oxley implementation efforts and $0.5 million related to the costs associated with termination benefits related to the restructuring of general and administrative employees.
Collaboration Profit Sharing. Collaboration profit sharing of $18.7 million represents Pfizer’s share of net product sales of Macugen less cost of goods sold within the United States.
Interest Income. Interest income increased to $1.9 million in the quarter ended June 30, 2005 from $0.9 million in the quarter ended June 30, 2004 as a result of higher levels of cash and marketable securities available for investment during 2005 plus a higher effective return on invested cash and marketable securities.
Net Loss. Net loss attributable to common stockholders decreased to $7.0 million for the quarter ended June 30, 2005 from $31.0 million in the same period of 2004. The decrease of $24.0 million in net loss was primarily due to a $44.5 million in increased revenues from the launch of Macugen offset by increases of $5.7 million for costs incurred for sales and marketing expenses related to the launch and promotion of Macugen. Net loss for the quarter included $1.5 of expense related to workforce restructuring and $1.2 million of non-cash compensation expense related to the issuance of stock options and restricted stock awards. Basic and diluted net loss per common share for the quarters ended June 30 was $0.16 in 2005, compared to $0.77 for the same period in 2004.
Six months ended June 30, 2005 and 2004
Revenue. For the six months ended June 30, 2005, total revenues were $91.7 million.
Product Sales. Gross product revenue from Macugen sales was $75.1 million, while net product revenue was $70.7 million. Gross product revenue represents shipments to our wholesale distribution network. Net product revenue represents gross product revenue less distribution service fees and estimates for allowances and returns of $4.4 million. At June 30, 2005, we estimate that our wholesale distribution network had less than two weeks of Macugen supply on hand based on current product demand.
License Fees, Reimbursements of Development Costs and Other Revenue. Collaboration revenue of $20.2 million for the six months ended June 30, 2005 decreased from $24.3 million for the six months ended June 30, 2004. Revenue comprised of license fees increased by $3.6 million due to amortization of higher deferred license revenue balances. Revenue from reimbursement of research and development costs decreased by $7.7 million. This decrease was primarily due to decreased reimbursement of expenditures related to preparation of our manufacturing capabilities for the commercial launch of Macugen and was partially offset by increases related to ongoing clinical trials for AMD, DME and RVO, as well as the initial costs of our combination trial for Macugen and Visudyne.
Cost of Goods Sold. Product cost of goods sold was $14.5 million for the six months ended June 30, 2005. Cost of goods sold for the first six months of 2005 includes costs associated with the manufacture of Macugen sold, royalty expense and certain other costs. Product manufacturing costs represent almost 5% of net product revenue in 2005 and primarily resulted from converting the API used in Macugen into finished commercial product. Prior to the approval of Macugen by the FDA in December 2004, we expensed all costs associated with the manufacture of the API and certain raw materials used in the production of Macugen. Therefore, cost of goods sold for the first six months ended June 30, 2005 does not include costs associated with the manufacture of the API component of Macugen. We had manufactured approximately 6 months of API supply prior to FDA approval in December of 2004 and estimate that the margin from product sales will decrease approximately 1% to 2% when full API cost is included. Royalty expenses under our agreements with Gilead Sciences, Isis Pharmaceuticals and Nektar Therapeutics, are included in cost of goods sold and are based on net sales. There had been no cost of goods sold recorded for the six months ended June 30, 2004 as we did not begin to sell Macugen until the first half of 2005.
Research and Development Expenses. Research and development expenses were $43.3 million for the six months ended June 30, 2005 compared to $55.8 million for the six months ended June 30, 2004. The change in research and development expenses was primarily attributable to a $12.1 million reduction in manufacturing related costs, which prior to the approval of Macugen had been included in research and development expenses, a $9.3 million reduction in licensing payments made in connection with regulatory filings which were made during the second quarter of 2004 offset by an increase of

$8.9 million in expenditures related to our clinical trials for the use of Macugen in the treatment of neovascular AMD, DME and RVO and pre-clinical development expenses related to other product candidates. We anticipate that research and development expenses will increase as we begin to devote additional resources to research and development related projects including targets in ophthalmology and other disease areas as well as drug delivery technologies.
Sales and Marketing Expenses. Sales and marketing expenses increased to $22.4 million for the six months ended June 30, 2005 from $10.0 million for the six months ended June 30, 2004. The increase in sales and marketing expenses of $12.4 million was primarily related to an increase of $9.1 million in expenses relating to our sales field force which began detailing Macugen to retinal specialists during the quarter and an increase of $3.3 million of promotional and marketing expenses, which was primarily comprised of amounts payable to Pfizer for our share of total marketing expenses related to Macugen. We and Pfizer are jointly responsible for the co-promotion of Macugen within the United States. We incur and record only the expenses relating to our sales force, and Pfizer is solely responsible for expenses and costs related to its sales force. Our sales team consists of 58 people, covering sales, sales management, reimbursement issues and education of doctors. Pfizer has an ophthalmic sales force of approximately 160 sales representatives detailing Macugen by targeting both general ophthalmologists and the retinal specialists. Marketing budgets and decisions related to Macugen are jointly decided by Pfizer and us with Pfizer being responsible for paying almost all non-personnel marketing expenses. As a result, we reimburse Pfizer for its share of marketing expenses related to United States Macugen sales.
General and Administrative Expenses. General and administrative expenses increased to $9.2 million for the six months ended June 30, 2005 from $6.0 million for the six months ended June 30, 2004. During the prior year six month period, we incurred $2.4 million of expenses related to our secondary offering of common stock and a charge-off of expenses related to the sub-lease of our former corporate headquarters. Excluding these costs, general and administrative expenses increase by $5.6 million over the prior year. This increase is primarily attributable to expenses of $2.6 million related to an officer’s resignation and employment agreement termination in March 2005. In addition, general & administrative expenses increased by $2.2 million related to increased costs incurred as a public and commercial company that include compliance, insurance and Sarbanes-Oxley implementation efforts, $0.5 million associated with termination benefits related to the restructuring of general and administrative employees and a $0.3 million increase in non-cash compensation expense for stock awards to employees.
Collaboration Profit Sharing. Collaboration profit sharing of $28.2 million represents Pfizer’s share of net product sales of Macugen less cost of goods sold within the United States.
Interest Income. Interest income increased to $3.6 million in the six months ended June 30, 2005 from $1.6 million in the six months ended June 30, 2004 as a result of higher levels of cash and marketable securities available for investment during 2005 plus a higher effective return on invested cash and marketable securities.
Net Loss. Net loss attributable to common stockholders decreased to $22.5 million for the six months ended June 30, 2005 from $46.8 million in the same period of 2004. The decrease of $24.3 million in net loss was primarily due to increases of $12.4 million for costs incurred for sales and marketing expenses related to the launch and promotion of Macugen in 2004 and $3.2 million of increased general & administrative expenses, which includes $2.6 million of non-cash stock compensation expense incurred in connection with the resignation of an officer. These increased costs were offset by $67.4 million in increased revenues from the launch of Macugen. Also included in net loss for the six-month period were $2.7 million in non-cash compensation expense related to the issuance of stock options and restricted stock awards and $1.5 million of costs incurred in connection with the workforce restructuring. Basic and diluted net loss per common share for the six months ended June 30 was $0.53 in 2005, compared to $1.38 for the same period in 2004. Pro forma basic and diluted loss per common share for the six months ended June 30 was $0.53 in 2005, compared to $1.23 for the same period in 2004.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have financed our operations through public sales and private placements of our capital stock, the initial and subsequent license fee payments that we received from Pfizer as part of our Macugen collaboration, reimbursement of development costs from Pfizer and the receipt of interest income, and as of January 20, 2005, through our product sales as well. Through June 30, 2005, we received net proceeds of $353.4 million from the issuance of shares of common stock. We have also received net proceeds from capital equipment financing of $2.4 million.
In connection with our collaboration with Pfizer, we received in 2003 a $25.0 million investment in our preferred stock and a $75.0 million initial license fee and subsequent license fee payments of $105.5 million for a total of $180.5 million. Pfizer purchased an additional $10 million of our common stock at the closing of our initial public offering in February 2004 and $15 million of our common stock in February 2005 in connection with the regulatory approval of Macugen. Pfizer has also agreed generally to fund a majority of the ongoing development costs incurred pursuant to an agreed development plan covering the development of Macugen for AMD, DME, RVO and other agreed upon ophthalmic indications. These obligations of Pfizer are contingent upon the achievement of milestones and are currently our only committed external source of funds.
As of June 30, 2005, we had $263.6 million in cash, cash equivalents and marketable securities. Also as of that date, we had pledged $5.9 million of restricted cash as collateral for letters of credit for certain of our leased facilities. We believe that our available cash, cash equivalents and marketable securities, together with expected license, milestone payments and reimbursements from Pfizer under our collaboration, revenues from product sales and interest income will be sufficient to fund anticipated levels of operations through at least the end of 2006. We have made certain material capital commitments regarding software implementation and contractual obligations relating to our Boulder facility expansion during the six months ended June 30, 2005.
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
At June 30, 2005, we had deferred tax assets representing the benefit of net operating loss carryforwards, deferred license fees received, deferred rent, and certain start-up costs capitalized for tax purposes. We did not record a benefit for the deferred tax assets because realization of the benefit was uncertain, and, accordingly, a full valuation allowance is provided to offset the deferred tax asset.
Though we do not expect to be profitable by December 31, 2005, we may incur federal and state alternative minimum tax depending on certain tax laws effecting our operations that are irrespective of the net operating loss carryforwards. To date we believe there are no taxable events that meet these criteria. Accordingly, we have not recorded any provision for income taxes during the six months ended June 30, 2005.

Cash Flows
For the six months ended June 30, 2005, we received net cash of $42.7 million from operating activities. This consisted primarily of a net loss for the period of $22.5 million, offset by a net decrease in deferred revenue and collaboration receivable of $91.0 million, representing receipt of the $90 million milestone payment due from Pfizer for approval of Macugen. We also had an increase in accounts receivable of $55.1 million. We believe that our current sales growth will result in continued increases of our accounts receivable for the next 12 months. We used $25.2 million for investing activities for the six months ended June 30, 2005, which consisted primarily of $18.6 million of net purchases of marketable securities and $6.6 million of fixed asset additions. We received net cash of $16.1 million from financing activities during the six months ended June 30, 2005, principally relating to the issuance of common stock, resulting in net proceeds, after transaction costs, of $17.4 million, offset by the purchase of treasury stock for $0.6 million and repayment of capital leases of $0.7 million.
Funding Requirements
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
We currently believe that our available cash, cash equivalents and marketable securities, expected milestone payments and reimbursements from Pfizer under our collaboration and interest income will be sufficient to fund our anticipated levels of operations for at least 12 months. However, our future capital requirements will depend on many factors, including:
•	the success of our collaboration with Pfizer to further develop and commercialize Macugen;

•	the scope and results of our clinical trials;

•	the cost of manufacturing activities including the expansion of our Boulder facility;

•	the cost of commercialization activities, including product marketing, sales and distribution;

•	advancement of other product candidates into development;

•	potential acquisition or in-licensing of other products or technologies;

•	the timing of, extent of, and the costs involved in, obtaining additional regulatory approvals;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation; and

•	our ability to establish and maintain additional collaborative arrangements.
We believe that the key factors that will affect our internal and external sources of cash are:
•	our ability to continue the successful launch of Macugen in the United States and to obtain marketing approval outside the United States;

•	the receptivity of the capital markets to financings by biotechnology companies;

•	the success of our other preclinical and clinical development programs;

•	our accounts receivable growth and collections cycle; and

•	our ability to enter into additional strategic collaborations with corporate and academic collaborators and the success of such collaborations.
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
We have summarized in the table below our fixed contractual cash obligations as of June 30, 2005 (in thousands).

	Payments Due by Period
		Less Than	One to	Three to	More Than
Contractual Obligations	Total	One Year	Three Years	Five Years	Five Years
Capital lease obligations, including interest	$2,102	$1,540	$562	$—	$—
Operating leases	78,628	5,418	11,566	10,285	51,359

Total contractual cash obligations	$80,730	6,958	12,128	10,285	51,359

Under our agreements with Gilead Sciences, Inc., Nektar Therapeutics, and Isis Pharmaceuticals, Inc., we are obligated to make payments aggregating up to $36.3 million, of which $10.5 million has been expensed through June 30, 2005 and $13.0 million has been capitalized through June 30, 2005, upon achieving specified milestones relating to the development and regulatory approval of Macugen and to pay royalties based on net sales of Macugen. The $13.0 million capitalized through June 30, 2005 includes $3.0 million of prepaid royalties and $10.0 million of license fees which will be amortized ratably over the remaining life of the agreements, along with all payments made in connection with the achievement of future milestones. The remaining balance at June 30, 2005 of $11.2 million is net of royalty expense of $1.4 million, which was offset against the prepaid royalties and $0.4 million of license fees that was offset against license fee revenue. In the future, events that trigger additional milestone payments of up to $12.8 million include the filing of a new drug application (NDA) with the FDA, making similar filings with foreign regulatory authorities, receiving marketing approval for Macugen by the FDA or similar foreign regulatory authorities and the first commercial sale of Macugen in various countries. These contingent milestone and royalty payment obligations are not included in the above table. The above table also excludes approximately $2.0 million in minimum fixed site fees payable to one of our contract manufacturers on a quarterly basis.
In January 2004, we entered into a sub-sublease arrangement for new corporate headquarters, clinical,

safety and regulatory space in New York City. Our rent expense under that sub-sublease was $1.7 million in the first half of 2005. However, due to 2005 rent abatements, we had no cash expenditures for this property through June 30, 2005. As security for the sub-sublease, we have named the sub-landlord as beneficiary under a secured bank letter of credit in the amount of $3.0 million, which is included in restricted cash on the balance sheet.
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

RISK FACTORS THAT MAY AFFECT RESULTS
Risks Relating to Our Business
We depend heavily on the success of our one product, Macugen, which we began selling in the United States in January 2005.
Macugen is our only commercial product. Macugen is approved by the FDA for use in the treatment of neovascular AMD. We began selling Macugen in the United States in January 2005. Our ability to continue generating product revenue in the foreseeable future will depend solely on Macugen sales. The commercial success of Macugen depends on several factors, including the following:
•	continued acceptance of Macugen in the medical community, by patients receiving therapy and by third party payors;

•	supplying sufficient quantities of Macugen to meet market demand;

•	successfully building and sustaining manufacturing capacity to meet future demand;

•	the competitive landscape for approved and developing therapies that will compete with Macugen;

•	Macugen’s efficacy and safety profile as demonstrated in a broad patient population continuing to be consistent with that shown in clinical trials;

•	receipt of marketing approvals from non-U.S. regulatory authorities;

•	our ability to expand the indications for which we can market Macugen;

•	continued positive data from our clinical trials; and

•	implementation of our post-approval commitments to the FDA in a timely fashion.

•	The ability and willingness of clinicians and patients to maintain continuous therapy at intervals every six weeks.
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

To continue commercial success of Macugen, our sales and marketing organization must continue to work with Pfizer to implement our sales and marketing efforts. If we do not work together to implement our joint sales and marketing efforts our business will materially suffer.
We face substantial competition with respect to sales of Macugen and expect competition with respect to other drugs that we may develop or commercialize. Such competition may result in others discovering, developing or commercializing competing products before or more successfully than we do.
The commercialization and development of new drugs is highly competitive. We face competition with respect to Macugen and expect competition with respect to any products we may commercialize or develop in the future from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Our competitors may develop products or other novel technologies that are more effective, safer or less costly than any that we are developing. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours.
Macugen currently competes against two therapies for the treatment of neovascular AMD: photodynamic therapy with verteporfin, which was developed by QLT, Inc. and is marketed by Novartis AG, and thermal laser treatment. Photodynamic therapy has also been combined with off-label steroid treatment administered via intravitreal injection. In the United States, photodynamic therapy is FDA-approved only for the predominantly classic subtype of neovascular AMD, which we estimate to represent up to 25% of the market for subfoveal neovascular AMD. In the European Union, the only approved therapy is photodynamic therapy, which is approved only for the predominantly classic and occult subtypes. In the United States, however, the Centers for Medicare & Medicaid Services implemented a decision in April 2004 to provide coverage for photodynamic therapy to patients with neovascular AMD who have occult and minimally classic lesions that are four disc areas or less in size and show evidence of recent disease progression, even though the FDA has not approved photodynamic therapy for such treatment. The current therapies for the treatment of DME are thermal laser treatment and steroid treatment administered via intravitreal injection, by physicians on an off-label basis. Unless additional therapies are approved, these existing therapies would represent the principal competition for Macugen in neovascular AMD and, if Macugen is approved for DME, for DME.
Additional treatments for AMD and DME are in various stages of preclinical or clinical testing. If approved, these treatments would also compete with Macugen. Potential treatments in late stage clinical trials include drugs sponsored by a collaboration of Genentech, Inc. and Novartis, Alcon, Inc., Allergan, Inc. through its acquisition of Oculex Pharmaceuticals, Inc., Eli Lilly and Company, Bausch & Lomb Incorporated, Regeneron Pharmaceuticals, Inc., Miravant Medical Technologies, and Genaera Corporation. Some of the sponsors of these potential products have announced favorable results from advanced clinical trials.
The Genentech/Novartis collaboration is developing an anti-VEGF humanized antibody fragment for intravitreal injection for which “fast track” designation from the FDA has been requested. This product candidate may be viewed as particularly competitive with Macugen because of the similarity of its mechanism of action and recently announced results from two clinical studies. Genentech announced that results from a Phase 3 clinical study of the antibody fragment for the treatment of minimally classic and occult subtypes of neovascular AMD met its primary efficacy endpoint of maintaining vision in patients and showed, on average, improvement in vision for treated patients over patients receiving a control regimen of a sham injection. Also, Genentech announced that preliminary results from a Phase 1/2 study of the antibody fragment in combination with photodynamic therapy for the treatment of predominantly classic subtype of neovascular AMD met its primary endpoint of maintaining vision and had, on average, a significant improvement in visual acuity from baseline to 12 months. Additional results from clinical studies for this product candidate are likely to be released later this year.

In addition, an anecdotal case series with off-label use of the full length antibody from which the investigational Genentech product is derived (Avastin (bevacizumab)) was recently reported. Off-label systemic and intravitreal administration are being explored by clinicians for the treatment of patients with neovascular AMD, though not in formal randomized controlled trials.
In addition, in May 2005, Alcon announced that it received an approvable letter from the FDA for its NDA for anecortave acetate, an angiostatic compound, for the treatment of predominantly classic neovascular AMD patients. Alcon previously received fast track, Pilot 1 program designation for this compound and recently announced that it was working with the FDA to determine the steps required for approval. This compound features a less invasive injectable delivery and requires less frequent administration (every six months). Further, Alcon is enrolling patients in two additional Phase 3 clinical trials, one in South America and one in Europe, comparing the safety and efficacy of Alcon’s compound against placebo in patients with all subtypes of neovascular AMD.
Bausch & Lomb recently received FDA approval for a device surgically implanted inside the eye which slowly releases a dose of corticosteroid for use in the treatment of chronic non-infectious uveitis. This device is also being developed for the treatment of DME and neovascular AMD.
Eli Lilly and Company recently completed a Phase 3 clinical trial in which its investigational drug, ruboxistaurin mesylate (proposed brand name Arxxant™) reduced the occurrence of vision loss in patients with diabetic retinopathy. As a result, Lilly believes it is appropriate to submit a new drug application to the FDA at the end of 2005 for the treatment of diabetic retinopathy, the initial indication for ruboxistaurin. An ongoing clinical trial to determine the effect of ruboxistaurin on DME progression in patients with less severe diabetic retinopathy is expected to be complete in 2010.
Other laser, surgical or pharmaceutical treatments for AMD and DME may also compete against Macugen in AMD and, if Macugen is approved for DME, in DME. Competitive therapies may affect product pricing even if Macugen is otherwise viewed as a preferable therapy. Future competitive products may have superior efficacy, improved safety and convenience or reduced frequency of administration compared to Macugen. Because Macugen is currently our only approved product, any product that arises with superior efficacy, improved safety and convenience or reduced frequency of administration compared to Macugen may have a material adverse affect on our business. Even the expectation that a competitive product may gain marketing approval to compete with Macugen may have a negative effect on the trading price of our common stock.
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
Our business strategy includes entering into collaborations with corporate and academic collaborators for the research, development and commercialization of additional product candidates, such as our collaborations with Pfizer and Archemix. These arrangements may not be scientifically or commercially successful. The termination of these arrangements might adversely affect our ability to develop, commercialize and market our products.
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
We rely on separate single sources for the active pharmaceutical ingredient used in Macugen, the fill and finish for the finished drug product and the PEGylation reagent. There is no assurance that these manufacturers will continue to produce an uninterrupted supply of material to meet our requirements. Other sources for these products and services could be available to us, but may be available on terms less favorable to us and may delay our manufacturing activities.
We believe we will have sufficient capacity to supply the active pharmaceutical ingredient and to manufacture Macugen to meet anticipated demand through the first quarter of 2007. In order to sustain Macugen supply at the quantities we believe will be necessary to meet anticipated future market demand, we and our contract manufacturer will need to increase the manufacturing capacity for the active pharmaceutical ingredient of Macugen. We initially intend to increase manufacturing capacity for the active pharmaceutical ingredient of Macugen at our contract manufacturing facility. We have also begun to invest in our Boulder site to prepare the facility to become a second source for commercial scale production of the active pharmaceutical ingredient of Macugen.
In addition, we are currently working to increase the capacity for finished product manufacturing at the third party manufacturing operation. We have also committed to, and have begun to, modify our finished product manufacturing and packaging operation in accordance with FDA post-approval requirements at our contract manufacturing facility. Some of these improvements require the use of newer technologies, and may increase the demand for active pharmaceutical ingredient. If we are unable to increase our manufacturing capacity or are delayed in doing so, we may not be able to produce Macugen in a sufficient quantity of the product to meet anticipated future demand. In addition, the cost of increasing manufacturing capacity may be expensive. Our revenues and gross margins could be adversely affected by any inability to meet demand and by the increased cost in increasing manufacturing capacity.
Reliance on third party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including:
•	reliance on the third party manufacturers for regulatory compliance and quality assurance;

•	the possible breach of the manufacturing agreement by the third party because of factors beyond our control; and

•	the possibility of termination or non-renewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us.
The manufacture and packaging of pharmaceutical products such as Macugen are subject to the requirements of the FDA and similar foreign regulatory bodies. If we or our third party manufacturers fail to satisfy these requirements, our product development and commercialization efforts may be materially harmed.
The manufacture and packaging of pharmaceutical products, such as Macugen and our future product candidates, are regulated by the FDA and similar foreign regulatory bodies and must be conducted in accordance with the FDA’s current good manufacturing practices and comparable requirements of foreign regulatory bodies. There are a limited number of manufacturers that operate under these current good manufacturing practices regulations who are both capable of manufacturing Macugen and willing to do so. Failure by us (including in connection with the development of our Boulder manufacturing facility) or our third party manufacturers to comply with applicable regulations, requirements, or guidelines could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. For example, as part of the application filed by Pfizer for the use of Macugen in the treatment of neovascular AMD in Europe, the facilities used at each stage of the manufacturing process for Macugen were inspected and approved by the European regulatory authorities.
Changes in the manufacturing process or procedure, including a change in the location where the product is manufactured or a change of a third party manufacturer, require prior FDA review and/or approval of the manufacturing process and procedures in accordance with the FDA’s current good manufacturing practices. This review may be costly and time consuming and could delay or prevent the launch of a product or the use of a facility to manufacture a product. For example, if after the development of our Boulder manufacturing facility, we move the manufacturing of the active pharmaceutical ingredient for Macugen to our facility in Boulder and we cannot establish, to the satisfaction of the FDA, that the products manufactured at the new site are comparable to those manufactured at the initial site, we may not obtain or may be delayed in obtaining approval to manufacture the active pharmaceutical ingredient in Boulder. In addition, if we elect to manufacture products at the facility of another third party, we would need to ensure that the new facility and the manufacturing process are in substantial compliance with current good manufacturing practices. Any such change in facility would be subject to a pre-approval inspection by the FDA and the FDA would again require us to demonstrate product comparability. Foreign regulatory agencies have similar requirements.
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
Because most persons suffering from neovascular AMD are elderly, we expect that coverage for Macugen in the United States will be primarily through the Medicare program. Although drugs that are not usually self-administered are ordinarily covered by Medicare, the Medicare program has taken the position that it can decide not to cover particular drugs if it determines that they are not “reasonable and necessary” for Medicare beneficiaries. Limitations on coverage could also be imposed at the local Medicare carrier level or by fiscal intermediaries. In February 2005, CMS determined that, effective January 1, 2005, Macugen’s Medicare reimbursement will be average sales price plus six percent. By February 28, 2005, Medicare carriers of all 50 states confirmed Macugen reimbursement, according to the FDA label, without restrictions. However, our business could be materially adversely affected if the Medicare program, local Medicare carriers or fiscal intermediaries were to subsequently make a determination to deny or limit the reimbursement of Macugen. Our business also could be adversely affected if physicians are not reimbursed by Medicare for the cost of the procedure in which they administer Macugen on a basis satisfactory to the administering physicians. Also, if the local contractors that administer the Medicare program are slow to reimburse physicians for Macugen, the demand for Macugen may decrease and our business could be adversely affected.
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
In both the United States and some non-U.S. jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. In the United States, new legislation may be proposed at the federal and state levels that would result in significant changes to the healthcare system, either nationally or at the state level. Effective January 2004, the MMA changed the methodology used to calculate reimbursement for drugs such as Macugen that are administered in physicians’ offices in a manner intended to reduce the amount that is subject to reimbursement. In addition, beginning in January 2006, the legislation directs the Secretary of the Department of Health and Human Services, or HHS, to contract with procurement organizations to purchase physician-administered drugs from the manufacturers and provides physicians with the option to obtain drugs through these organizations as an alternative to purchasing from the manufacturers, which some physicians may find advantageous. These changes may also cause private insurers to reduce the amounts that they will pay for physician-administered drugs. In addition, CMS, the agency within HHS that administers Medicare and is responsible for reimbursement of the cost of Macugen, has asserted the authority of Medicare not to cover particular drugs if it determines that they are not “reasonable and necessary” for Medicare beneficiaries or to cover them at a lesser rate, comparable to that for drugs already reimbursed that CMS considers to be therapeutically comparable. Further federal and state proposals and healthcare reforms are likely. Our results of operations could be materially adversely affected by the Medicare prescription drug coverage legislation, by the possible effect of this legislation on amounts that private insurers will pay and by other healthcare reforms that may be enacted or adopted in the future.
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
In addition, our continued growth will require us to retain and hire a significant number of qualified technical, commercial and administrative personnel. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we cannot continue to attract and retain, on acceptable terms, the qualified personnel necessary for the continued development of our business, we may not be able to sustain our operations or grow.
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
Although we have not to date experienced any significant delays in enrolling clinical trial patients for our ongoing clinical trials, delays in patient enrollment for future trials may result in increased costs and delays, which could have a harmful effect on our ability to develop products. For example, we are enrolling patients in a Phase 2 clinical trial for the use of Macugen in the treatment of RVO, a Phase 4 combination trial with Macugen and Visudyne versus Macugen alone and a Phase 2/3 pivotal trial with Macugen in the treatment of DME . We may also commence additional clinical trials.
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
If a drug candidate is intended for the treatment of a serious or life-threatening condition and the drug candidate demonstrates the potential to address unmet medical needs for this condition, the drug candidate sponsor may apply for FDA “fast track” designation. The fast track classification does not apply to the candidate alone, but applies to the combination of the candidate and the specific indication or indications for which it is being studied. The FDA’s fast track programs are designed to facilitate the clinical development and evaluation of the drug candidate’s safety and efficacy for the fast track indication or indications. Marketing applications filed by sponsors of products in fast track development may qualify for expedited review under policies or procedures offered by the FDA, but the fast track designation does not assure such qualification.
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
The use of Macugen for the treatment of indications other than neovascular AMD and other products that we are developing or may develop in the future will require additional research and development and regulatory approval prior to commercial launch. The research and development work that we must perform will include extensive preclinical studies and clinical trials. We will be required to obtain an investigational new drug application, or IND, prior to initiating human clinical trials in the United States and must obtain regulatory approval prior to any commercial distribution. This process is expensive, uncertain and lengthy, often taking a number of years until a product is approved for commercial distribution. While we have received regulatory approval to market Macugen in the United States for use in the treatment of neovascular AMD, failure to obtain required regulatory approvals for other uses of Macugen or for other products could materially harm our business.
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
We intend to have our products marketed outside the United States. In order to market our products in the European Union and many other non-U.S. jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. In the case of Macugen, Pfizer has responsibility to obtain regulatory approvals outside the United States, and we depend on Pfizer to obtain these approvals. Pfizer has filed new drug applications for Macugen with the European Medicines Evaluation Agency, which covers 25 countries. Applications are also currently pending in an additional eight countries. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We and our collaborators may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market. The failure to obtain these approvals could materially adversely affect our business, financial condition and results of operations.
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
Sales of Macugen in the United States are currently our only source of product revenue. We have a limited operating history and began selling Macugen in the United States in January 2005. To date, we have focused primarily on the development of Macugen, preparation for its commercialization, and its commercial launch. We began operations in 2000, and we have not been profitable in any quarter since inception. As of June 30, 2005, we had an accumulated deficit of approximately $261.3 million. We expect to increase our spending significantly as we continue to expand our infrastructure, development programs and commercialization activities. As a result, we will need to generate significant revenues to pay these costs and achieve profitability. We do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to generate revenues from the sale of our products and from our existing and potential future collaborations.
Our revenues and operating results may fluctuate, and this fluctuation could cause our financial results to be below expectations.
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
Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 31% of our capital stock as of August 1, 2005. As a result, if these stockholders were to choose to act together, they would be able to substantially influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.
Our recently adopted stockholder rights plan, provisions in our charter documents and under Delaware law may prevent or frustrate attempts by our stockholders to change our management and hinder efforts to acquire a controlling interest in us.
Our board of directors recently adopted a stockholder rights plan to encourage third parties interested in acquiring us to work with, and obtain the support of, our board of directors. The effect of the rights plan is that any person who does not obtain the support of our board of directors for its proposed acquisition of us would suffer immediate and substantial dilution upon achieving ownership of more than 15% of our stock. The rights plan, together with provisions of our corporate charter and bylaws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:
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
Our stock price is volatile. From our initial public offering in January 2004 through August 12, 2005, the trading price of our common stock has ranged from $10.93 to $49.12 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above their respective purchase prices. The market price for our common stock may be influenced by many factors, including:
•	failure of Macugen to continue its commercial success;

•	results of our clinical trials or those of our competitors;

•	the regulatory status of Macugen and our other potential products;

•	the regulatory status of potentially competitive products;

•	developments concerning our collaborators, including Pfizer;

•	regulatory developments in, and outside of, the United States;

•	developments or disputes concerning patents or other proprietary rights;

•	our ability to manufacture products to commercial standards;

•	public concern over our products;

•	litigation;

•	the departure of key personnel;

•	future sales of our common stock;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	investors’ perceptions of us; and

•	general economic, industry and market conditions.
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
We have registered approximately 11,638,225 shares of common stock that are authorized for issuance under our stock plans. As of June 30, 2005, 5,105,484 shares were subject to outstanding options and 1,664,794 shares were subject to outstanding restricted stock awards for a total of 6,770,278. Of these outstanding options and awards outstanding, 2,762,040 were unvested and 4,008,238 were vested. Of the outstanding options, options for 4,988,345 shares were immediately exercisable, but we had the right to repurchase at the initial exercise price 980,107 of the shares issuable upon exercise of these options. All shares of restricted stock awards are subject to repurchase at the initial purchase price until such time that vesting is complete. Because they are registered, the shares authorized for issuance under our stock plans can be freely sold in the public market upon issuance, subject to our repurchase rights and the restrictions imposed on our affiliates under Rule 144.
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
As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, these officers have concluded that, as of June 30, 2005, our disclosure controls and procedures were effective to ensure that material information relating to us required to be included in our reports filed under the Exchange Act would be made known to them by others.
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
None
Item 3. Defaults Upon Senior Securities.
None
Item 4. Submission to a Vote of Security Holders.
At our annual meeting of stockholders held on May 11, 2005, the following proposals were adopted by the vote specified below:
a. Election of Class II directors for a term of three years:

Director	For	Withheld
Samir Patel, M.D.	25,238,807	4,529,905

Michael J. Regan	28,147,071	1,621,641

Damion E. Wicker, M.D.	28,759,447	1,009,265
b. Election of Class I director for a term of two years:

Director	For	Withheld
Phillip M. Satow	29,023,210	745,502
The following directors did not stand for reelection at our annual meeting of stockholders as their terms in office continued after the Annual Meeting: Srinivas Akkaraju, M.D. Ph.D., David R. Guyer, M.D., Marty Glick and Henry Simon.
c. Ratification of the selection of Ernst & Young LLP as our independent auditors for 2005:

For	Against	Abstain
29,656,714	101,468	10,530
Item 5. Other Information.
None
Item 6. Exhibits.

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Rule 1350 Certification of Chief Executive Officer

32.2	Rule 1350 Certification of Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

EYETECH PHARMACEUTICALS, INC.
(Registrant)

Dated: August 15, 2005

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